Form 10-Q
period 1996-03-31
REMEDY CORP
filed 1996-05-10
CIK 936653

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from             to

                           COMMISSION FILE NUMBER 0-25494

                                 REMEDY CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                77-0265675
             (STATE OR OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NUMBER)
          1505 SALADO DRIVE, MOUNTAIN VIEW, CA                                     94043
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                (ZIP CODE)

                                 (415) 903-5200
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X       No__

     There were 13,125,703 shares of the Company's Common Stock, par value $.00005, outstanding on April 30th, 1996.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         NO.
                                                                                         ----
PART I     FINANCIAL INFORMATION
           Item 1 -- Financial Information:
           Condensed Balance Sheets as of March 31, 1996 and December 31, 1995.......       3
           Condensed Statements of Income for the Three Months Ended March 31, 1996
           and March 31, 1995........................................................       4
           Condensed Statements of Cash Flows for the Three Months Ended March 31,
           1996 and March 31, 1995...................................................       5
           Notes to Condensed Financial Statements...................................       6
           Item 2 -- Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................       7
PART II    OTHER INFORMATION
           Item 6 -- Exhibits and Reports on Form 8-K................................      12
SIGNATURE............................................................................      13

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               REMEDY CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     DECEMBER 31,
                                                                                         1995
                                                                                     ------------
                                                                       MARCH 31,
                                                                         1996
                                                                       ---------
                                                                       (UNAUDITED)
                                                                       ---------
ASSETS
Current assets:
  Cash and cash equivalents..........................................   $32,178        $ 31,452
  Short-term investments.............................................    30,943          24,734
  Accounts receivable, net of allowance for doubtful accounts of $523
     and $541, respectively..........................................     7,820          11,590
  Income taxes receivable............................................     1,847           2,669
  Prepaid expenses and other current assets..........................     1,102             561
  Deferred tax assets................................................     1,039           1,039
                                                                        -------         -------
          Total current assets.......................................    74,929          72,045
Property and equipment, net..........................................     2,991           2,688
                                                                        -------         -------
                                                                        $77,920        $ 74,733
                                                                        =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................   $   790        $  1,168
  Accrued compensation and related liabilities.......................     1,505           3,550
  Other accrued liabilities..........................................     2,490           1,734
  Deferred revenue...................................................     5,207           4,732
  Current portion of obligations under capital leases................       105              94
                                                                        -------         -------
          Total current liabilities..................................    10,097          11,278
Noncurrent portion of obligations under capital leases...............       326             324
Stockholders' equity:
  Common stock and Additional paid-in capital........................    53,996          51,942
  Notes receivable from stockholders.................................       (60)            (60)
  Deferred compensation..............................................      (389)           (434)
  Retained earnings..................................................    13,950          11,683
                                                                        -------         -------
          Total stockholders' equity.................................    67,497          63,131
                                                                        -------         -------
                                                                        $77,920        $ 74,733
                                                                        =======         =======

                            See accompanying notes.

                               REMEDY CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
Revenue:
  Products...............................................................  $ 9,338     $ 4,521
  Maintenance and service................................................    3,663       1,843
                                                                           -------     -------
          Total revenue..................................................   13,001       6,364
Costs and expenses:
  Cost of product revenue................................................      557         441
  Cost of maintenance and service revenue................................    1,938       1,029
  Research and development...............................................    2,312       1,378
  Sales and marketing....................................................    3,797       1,719
  General and administrative.............................................    1,357         504
                                                                           -------     -------
          Total costs and expenses.......................................    9,961       5,071
Income from operations...................................................    3,040       1,293
Interest income, net.....................................................      503          22
                                                                           -------     -------
Income before provision for income taxes.................................    3,543       1,315
Provision for income taxes...............................................    1,276         513
                                                                           -------     -------
Net income...............................................................  $ 2,267     $   802
                                                                           =======     =======
Net income per common and common equivalent share........................  $  0.15     $  0.07
                                                                           =======     =======
Shares used in computing per share amounts...............................   14,793      11,724
                                                                           =======     =======

                            See accompanying notes.

                               REMEDY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                            1996        1995
                                                                          --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................................................  $  2,267     $   802
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization......................................       352         214
     Amortization of deferred compensation..............................        45          42
     Changes in assets and liabilities:
       Accounts receivable..............................................     3,770       1,661
       Prepaid expenses and other current assets........................      (541)       (312)
       Deferred tax asset...............................................        --         110
       Accounts payable.................................................      (378)       (466)
       Accrued compensation and related liabilities.....................    (2,045)       (556)
       Income taxes.....................................................     2,608        (214)
       Other accrued liabilities........................................       756         208
       Deferred revenue.................................................       475         382
                                                                          --------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...............................     7,309       1,871
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments.....................................   (36,644)         --
Maturities of short-term investments....................................    30,435          --
Capital expenditures....................................................      (617)       (443)
                                                                          --------     -------
Net cash used in investing activities...................................    (6,826)       (443)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations......................       (25)        (12)
Proceeds from issuance of common stock..................................       268      43,622
                                                                          --------     -------
Net cash provided by financing activities...............................       243      43,610
                                                                          --------     -------
Net increase in cash and cash equivalents...............................       726      45,038
Cash and cash equivalents at beginning of period........................    31,452       3,007
                                                                          --------     -------
Cash and cash equivalents at end of period..............................  $ 32,178     $48,045
                                                                          ========     =======

                            See accompanying notes.

                               REMEDY CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITIED)

1. BASIS OF PRESENTATION

     The condensed balance sheet as of March 31, 1996, and the condensed statements of income and cash flows for the three months ended March 31, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made. The condensed balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report and Report on Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. INITIAL PUBLIC OFFERING

     On March 24, 1995, the Company completed its initial offering of stock to the public. A total of 2,070,000 shares of Common Stock was sold for net proceeds to the Company of approximately $43.5 million, after deducting expenses of the offering of approximately $750,000 and underwriters' discounts and commissions. Upon completion of the offering, all outstanding shares of Preferred Stock (a total of 3,020,000 shares) were converted into shares of Common Stock on a one-for-one basis.

3. STOCK SPLIT

     The Company authorized a three-for-two stock split in the form of a stock dividend, effective March 25, 1996. Prior period amounts have been restated to reflect the effect of the stock split.

4. PER SHARE INFORMATION

     Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of shares issuable upon the exercise of stock options, using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Remedy Corporation (the "Company") develops, markets and supports highly adaptable, client/server applications software for support and business processes. The Company was founded in November 1990 and made its initial product shipments in December 1991. The Company has had sixteen consecutive profitable quarters, beginning with the quarter ended June 30, 1992. There can be no assurance, however, that the Company will remain profitable on a quarterly or annual basis in the future.

     This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Risk Factors" section of the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                             RESULTS OF OPERATIONS

     The Company's revenue and operating results can vary significantly from quarter to quarter. License revenue is difficult to forecast because the Company's sales depend on factors such as the size and timing of transactions, changes in customers' budget constraints and general economic conditions. The license revenue in any quarter is predominantly dependent upon orders booked and shipped in that quarter. The recognition of maintenance and support revenue ratably over the term of the contract and the relative seasonality and lag of consulting and training revenue contribute to the variability of service revenues. However, a high percentage of the Company's operating expenses are fixed and are based on anticipated revenue levels. Consequently, a small variation in the timing of the recognition of revenue can result in significant variations in operating results from quarter to quarter.

     The following table sets forth, as a percentage of total revenue, statement of income data for the periods indicated.

                                                                           THREE MONTHS
                                                                               ENDED
                                                                             MARCH 31,
                                                                         -----------------
                                                                         1996         1995
                                                                         ----         ----
    Revenue:
      Products.........................................................   72 %         71 %
      Maintenance and service..........................................   28           29
                                                                         ---          ---
              Total revenue............................................  100          100
    Costs and expenses:
      Cost of product revenue..........................................    5            7
      Cost of maintenance and service revenue..........................   15           16
      Research and development.........................................   18           22
      Sales and marketing..............................................   29           27
      General and administrative.......................................   10            8
                                                                         ---          ---
              Total costs and expenses.................................   77           80
    Income from operations.............................................   23           20
    Interest income, net...............................................                 4
                                                                         ---          ---
    Income before provision for income taxes...........................   27           21
    Provision for income taxes.........................................   10            8
                                                                         ---          ---
    Net income.........................................................   17 %         13 %
                                                                         ===          ===

REVENUE

     The Company's revenue is derived from two sources: product licenses and fees for services. License revenue is derived from product licensing fees, while service revenue is derived from maintenance support services, training and consulting. The Company recognizes revenue in accordance with the Statement of Position on Software Revenue Recognition ("SOP 91-1"), issued by the American Institute of Certified Public Accountants. Product revenue is recognized upon delivery only if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Delivery is defined in certain contracts as delivery of the product master or first copy for noncancelable product licensing arrangements under which the customer has certain software reproduction rights. Service revenue from customer maintenance fees for ongoing customer support and product updates is recognized ratably over the term of the maintenance contract, which is typically twelve months. Service revenue from training and consulting is recognized when the services are performed. Fees for such services are charged separately from the Company's software products. The Company's license agreements generally do not provide a right of return. However, reserves are maintained for return allowances and potential credit losses, which have not been significant to date.

     The Company distributes the majority of its products through its headquarters-based direct sales force that is complemented by indirect sales channels, including value-added resellers ("VARs"), system integrators and original equipment manufacturers ("OEMs"). Sales derived through indirect channels accounted for approximately 40% of the Company's total billings for the quarter ended March 31, 1995 and 45% in the comparable 1996 period. The Company expects that sales derived through indirect channels, which have lower average selling prices and gross margins than direct sales, will increase as a percentage of total revenue. As a result, the Company expects that its gross margins on product sales may decline if sales through indirect channels increase.

     Product Revenue. The Company currently derives substantially all of its product revenue from licenses of the Action Request System and related products. Revenue from product licenses increased by 107% from $4.5 million in the quarter ended March 31, 1995 to $9.3 million in the comparable 1996 period. The increase in license fees was primarily attributable to increased market acceptance, both domestic and international, of the Company's Action Request System, as well as the introduction of several related products. International sales accounted for approximately 33% of the Company's total revenue for the quarter ended March 31, 1995 and 38% in the comparable 1996 period. Substantially all of the period-to-period growth in product revenue was due to higher unit sales volumes. The prices of the Company's products have remained relatively constant from 1993 through March 31, 1996. Broad market acceptance of the Company's products is critical to the Company's future success. The Company expects that both market penetration and competition will increase, and, as a result, that prior growth rates of the Company's product revenue may not be sustainable in the future.

     Maintenance and Service Revenue. Revenue from services increased by 99% from $1.8 million in the quarter ended March 31, 1995 to $3.7 million in the comparable 1996 quarter. This growth is primarily due to increased licensing activity, which has resulted in increases in revenue from services related to maintenance and support, training and consulting. Renewal of maintenance contracts after the initial one-year term also contributes to the growth rate. The Company expects that as market penetration and competition increase, prior growth rates of the Company's installed base and, consequently, in the Company's service revenue, may not be sustainable in the future.

COST OF PRODUCT REVENUE

     Cost of Product Revenue. Cost of product revenue consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, manuals, packaging materials, personnel-related costs and shipping expenses. Cost of product revenue increased from $441,000 for the quarter ended March 31, 1995 to $557,000 for the comparable 1996 period, representing 10% and 6% of the related product revenue in such periods, respectively. The increases in the dollar amount of cost of product revenue is primarily due to the higher volumes of product shipped during the quarter. The decrease in cost as a percentage of the related product revenue from March 31, 1995 to the comparable 1996 period is primarily due to economies of scale realized as a result of shipping greater quantities of product in the quarter ended March 31, 1996. Because all development costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred, cost of product revenue includes no amortization of capitalized software development costs. Cost as a percentage of product revenue may fluctuate from quarter to quarter due to seasonality of revenue offset by cost of sales containing some fixed costs such as personnel costs and royalties.

     Cost of Maintenance and Service Revenue. Cost of maintenance and service revenue consists primarily of personnel-related costs incurred in providing telephone support, consulting and training to customers. Cost of maintenance and service revenue increased from $1.0 million for the quarter ended March 31, 1995 to $1.9 million for the comparable 1996 period, representing 56% and 53% of the related maintenance and service revenue for the respective quarters. Cost of maintenance and service revenue increased significantly in absolute dollars from the quarter ended March 31, 1995 to the quarter ended March 31, 1996 primarily due to increased personnel-related costs as the Company continued to build its customer support and training organizations. In addition, such costs increased from quarter to quarter due to the Company's increased partnering with third-party service providers to deliver consulting services to its customers. The Company believes that cost of maintenance and service revenue will increase in dollar amounts and may increase as a percentage of total revenue in the future.

OPERATING EXPENSES

     Research and Development. Research and development expenses were $1.4 million and $2.3 million, or 22% and 18% of total revenue, for the quarters ended March 31, 1995 and March 31, 1996, respectively. The increase in dollar amounts in research and development expenses was primarily attributable to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in dollar amounts and may increase as a percentage of total revenue in the future.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel as well as promotional expenses. Sales and marketing expenses were $1.7 million and $3.8 million, or 27% and 29% of total revenue for the quarters ended March 31, 1995 and March 31, 1996, respectively. The increase in sales and marketing expenses in both absolute dollar amounts and in percentages was primarily due to the expansion of sales and marketing resources and increased marketing activities, including trade shows and promotional activities. The Company believes that such expenses will increase in dollar amounts and may increase as a percentage of total revenue in the future as the Company expands its sales and marketing staff.

     General and Administrative. General and administrative expenses were $504,000 and $1.4 million, or 8% and 10% of total revenue for the quarters ended March 31, 1995 and March 31, 1996, respectively. The increase in dollar amounts was primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in dollar amounts and may increase as a percentage of total revenue in the future as the Company expands its staffing.

     Interest Income, net. Interest income, net was $22,000 and $503,000 for the quarters ended March 31, 1995 and March 31, 1996, respectively. The increase in interest income, net for the quarter ended March 31, 1996 is primarily due to the investment of proceeds from the Company's March 1995 initial public offering.

PROVISION FOR INCOME TAXES

     The Company had recorded $1.0 million in net deferred tax assets at March 31, 1996. No valuation allowance has been provided on this amount based on management's assessment that current levels of taxable income in future years will be sufficient to realize the net deferred tax assets. The effective tax rate of 36% for the quarter ended March 31, 1996 differs from the federal statutory rate primarily due to state income taxes, offset by tax-exempt interest income.

                        LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1995 and March 31, 1996, the Company's cash provided by operating activities was $1.9 million and $7.3 million, respectively, of which net income and collections of accounts receivable were significant components in each period. From December 31, 1995 to March 31, 1996, accounts receivable, net of allowances, decreased from $11.6 million to $7.8 million, primarily due to the collections of receivables during the quarter exceeding the billings during the quarter.

     During the three months ended March 31, 1995 and March 31, 1996, the Company's investing activities have consisted of purchases of short-term investments and property and equipment. Purchases of short-term investments exceeded maturities by $6.2 million in the quarter ended March 31, 1996, primarily due to investment of cash provided by operating activities during the period. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will continue to be invested in investment grade, interest-bearing securities.

     Cash used to purchase property and equipment was $443,000 and $617,000 during the months ended March 31, 1995 and March 31, 1996, respectively, primarily for computer workstations and file servers for the Company's growing employee base. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on its headquarters facilities and its telephone system.

     At March 31, 1996, the Company had $32.2 million in cash and cash equivalents, $30.9 million in short-term investments and $64.8 million of working capital. On March 24, 1995, the Company completed its initial offering of stock to the public. A total of 2,070,000 shares of Common Stock were sold for net proceeds to the Company of approximately $43.5 million, after deducting expenses of the offering of approximately $750,000 and underwriters' discounts and commissions. The Company also has available a $5.0 million unsecured bank line of credit that expires in June 1996. There were no borrowings outstanding under this line of credit as of March 31, 1996.

     The Company believes that its current cash and short-term investments balances, cash available under its line of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, significant future growth may require the Company to obtain additional equity or debt financing.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS:

     Although the Company has experienced significant percentage growth in revenue and net income in recent years, the Company does not believe prior growth rates are sustainable or indicative of future operating results. There can be no assurance that the Company will remain profitable on a quarterly or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company currently derives substantially all of its revenue from licenses of the Action Request System and related products and services. Broad market acceptance of the Action Request System is critical to the Company's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of the Action Request System as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company.

     The Company intends to continue to hire a significant number of additional sales personnel in 1996 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such personnel is intense and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. If the Company is unable to hire such personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected.

     Due to factors noted above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels anticipated by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock. The Company typically receives and fulfills a majority of its orders within the quarter, with a substantial portion occurring in the third month of the fiscal quarter. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock.

     The Company's business entails a variety of additional risks, which are set forth in the "Risk Factors" section of the Company's 1995 Report on Form 10-K filed with the Securities and Exchange Commission.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

NUMBER                           EXHIBIT DESCRIPTION
- - ------   --------------------------------------------------------------------
 11.1    Computation of Net Income per Common and Common Equivalent Share
   27    Financial Data Schedule

     (b) Reports on Form 8-K : None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 1996

                                          REMEDY CORPORATION

                                          /s/ George A. de Urioste
                                          George A. de Urioste
                                          Vice President, Finance and Chief
                                          Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and
                                          Accounting Officer)