Form 10-Q
period 1996-09-30
REMEDY CORP
filed 1996-11-12
CIK 936653

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ________ TO ________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X      No __

There were 26,815,245 shares of the Company's Common Stock, par value $.00005, outstanding on October 31st, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
PART I    FINANCIAL INFORMATION
          ITEM 1. FINANCIAL STATEMENTS:
          Condensed Consolidated Balance Sheets as of September 30, 1996 and
          December 31, 1995........................................................      3
          Condensed Consolidated Statements of Income for the Three and Nine Months
          Ended September 30, 1996 and September 30, 1995..........................      4
          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 1996 and September 30, 1995................................      5
          Notes to Condensed Consolidated Financial Statements.....................      6
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS....................................................      7
PART II   OTHER INFORMATION........................................................     12
          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE..........................................................................     13

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               REMEDY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     --------------    -----------
                                                                      (UNAUDITED)
                                              ASSETS
Current assets:
  Cash and cash equivalents........................................     $42,049          $ 31,452
  Short-term investments...........................................      33,687            24,734
  Accounts receivable, net of allowance for doubtful accounts of
     $945 and $541 respectively....................................      14,563            11,590
  Income tax receivable............................................       1,529             2,669
  Prepaid expenses and other current assets........................       1,150               561
  Deferred tax assets..............................................       1,251             1,039
                                                                        -------           -------
     Total current assets..........................................      94,229            72,045
Property and equipment, net........................................       4,982             2,688
                                                                        -------           -------
                                                                        $99,211          $ 74,733
                                                                        =======           =======
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.................................................     $   866          $  1,168
  Accrued compensation and related liabilities.....................       4,205             3,550
  Other accrued liabilities........................................       4,753             1,734
  Deferred revenue.................................................       7,215             4,732
  Current portion of obligations under capital leases..............         226                94
                                                                        -------           -------
     Total current liabilities.....................................      17,265            11,278
Noncurrent portion of obligations under capital leases.............         573               324
Stockholders' equity:
  Common stock and additional paid-in capital......................      60,010            51,942
  Notes receivable from stockholders...............................         (60)              (60)
  Deferred compensation............................................        (300)             (434)
  Retained earnings................................................      21,723            11,683
                                                                        -------           -------
     Total stockholders' equity....................................      81,373            63,131
                                                                        -------           -------
                                                                        $99,211          $ 74,733
                                                                        =======           =======

                            See accompanying notes.

                               REMEDY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS
                                                             ENDED SEPTEMBER    NINE MONTHS ENDED
                                                                   30,            SEPTEMBER 30,
                                                            -----------------   -----------------
                                                             1996      1995      1996      1995
                                                            -------   -------   -------   -------
Revenue:
  Product.................................................  $15,729   $ 7,630   $37,661   $18,044
  Maintenance and service.................................    5,284     2,588    13,365     6,942
                                                            --------  --------  --------  -------
     Total revenue........................................   21,013    10,218    51,026    24,986
Costs and expenses:
  Cost of product revenue.................................      666       606     1,868     1,374
  Cost of maintenance and service revenue.................    2,582     1,670     6,673     3,944
  Research and development................................    3,491     1,853     8,983     4,773
  Sales and marketing.....................................    6,250     2,731    14,992     6,714
  General and administrative..............................    1,802       771     4,623     2,176
                                                            --------  --------  --------   ------
     Total costs and expenses.............................   14,791     7,631    37,139    18,981
Income from operations....................................    6,222     2,587    13,887     6,005
Interest income, net......................................      642       463     1,800       914
                                                            --------  --------  --------
Income before provision for income taxes..................    6,864     3,050    15,687     6,919
Provision for income taxes................................    2,471       966     5,647     2,376
                                                            --------  --------  --------
Net income................................................  $ 4,393   $ 2,084   $10,040   $ 4,543
                                                            ========  ========  ========
Net income per common and common equivalent share(1)......  $  0.15   $  0.07   $  0.34   $  0.17
                                                            ========  ========  ========
Shares used in computing per share amounts(1).............   29,842    28,932    29,854    27,134
                                                            ========  ========  ========

---------------
(1) All periods reflect a two-for-one stock dividend effected on October 25, 1996. See note (2) to the condensed consolidated financial statements.

                               See accompanying notes.

                               REMEDY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................................  $ 10,040     $  4,543
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.....................................     1,226          705
     Amortization of deferred compensation.............................       134          131
     Changes in assets and liabilities:
       Accounts receivable.............................................    (2,973)      (1,047)
       Prepaid expenses and other current assets.......................      (589)        (301)
       Deferred tax asset..............................................      (212)         (58)
       Accounts payable................................................      (302)        (427)
       Accrued compensation and related liabilities....................       655          288
       Income taxes....................................................     7,307       (1,720)
       Other accrued liabilities.......................................     3,019          960
       Deferred revenue................................................     2,483        1,035
                                                                         --------     --------
          Net cash provided by operating activities....................    20,788        4,109
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments....................................   (73,166)     (34,779)
Maturities of short-term investments...................................    64,213        4,250
Capital expenditures...................................................    (3,048)      (1,219)
                                                                         --------     --------
          Net cash used in investing activities........................   (12,001)     (31,748)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations.....................       (91)         (41)
Proceeds from issuance of common stock.................................     1,901       45,443
                                                                         --------     --------
          Net cash provided by financing activities....................     1,810       45,402
                                                                         --------     --------
Net increase in cash and cash equivalents..............................    10,597       17,763
Cash and cash equivalents at beginning of period.......................    31,452        3,007
                                                                         --------     --------
Cash and cash equivalents at end of period.............................  $ 42,049     $ 20,770
                                                                         ========     ========

                            See accompanying notes.

                               REMEDY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of September 30, 1996, and the condensed consolidated statements of income for the three months and nine months ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

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

     The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. STOCK SPLIT

     The Company authorized a three-for-two stock split in the form of a stock dividend, effective March 25, 1996. Prior period amounts have been restated to reflect the effect of the stock split.

     The Company authorized a two-for-one stock split in the form of a stock dividend, effective October 25, 1996. Prior period amounts have been restated to reflect the effect of the stock split.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Remedy Corporation (the "Company") develops, markets and supports highly adaptable, client/server applications software for support and business processes. The Company was founded in November 1990 and made its initial product shipments in December 1991. The Company has had eighteen consecutive profitable quarters, beginning with the quarter ended June 30, 1992. There can be no assurance, however, that the Company will remain profitable on a quarterly or annual basis in the future.

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

                                                                   THREE MONTHS       NINE MONTHS
                                                                       ENDED             ENDED
                                                                   SEPTEMBER 30,     SEPTEMBER 30,
                                                                   -------------     -------------
                                                                   1996     1995     1996     1995
                                                                   ----     ----     ----     ----
Revenue:
  Product........................................................   75 %     75 %     74 %     72 %
  Maintenance and service........................................   25       25       26       28
                                                                   ----     ----     ----     ----
     Total revenue...............................................  100      100      100      100
Costs and expenses:
  Cost of product................................................    3        6        4        5
  Cost of maintenance and service revenue........................   12       16       13       16
  Research and development.......................................   17       18       18       19
  Sales and marketing............................................   30       27       29       27
  General and administrative.....................................    8        8        9        9
                                                                   ----     ----     ----     ----
     Total costs and expenses....................................   70       75       73       76
                                                                   ----     ----     ----     ----
Income from operations...........................................   30       25       27       24
Interest income, net.............................................    3        5        4        4
                                                                   ----     ----     ----     ----
Income before provision for income taxes.........................   33       30       31       28
Provision for income taxes.......................................   12       10       11       10
                                                                   ----     ----     ----     ----
Net income.......................................................   21 %     20 %     20 %     18 %
                                                                   ====     ====     ====     ====

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

     The Company distributes the majority of its products through its headquarters-based direct sales force that is complemented by indirect sales channels, including value-added resellers ("VARs"), system integrators and original equipment manufacturers ("OEMs"). Sales derived through indirect channels accounted for approximately 41% and 43% of the Company's total billings for the quarter ended September 30, 1996 and nine months ended September 30, 1996, respectively. The Company expects that sales derived through indirect channels, which have lower average selling prices and gross margins than direct sales, will increase as a percentage of total revenue. As a result, the Company expects that its gross margins on product sales may decline if sales through indirect channels increase.

     Product Revenue. The Company currently derives substantially all of its product revenue from licenses of the Action Request System and related products. Revenue from product licenses increased by 107% from $7.6 million for the quarter ended September 30, 1995 to $15.7 million in the comparable 1996 quarter. Product license fees increased 109% from $18.0 million for the nine months ended September 30, 1995 to $37.7 million in the comparable 1996 period. The increase in license fees was primarily attributable to increased market acceptance, both domestic and international, of the Company's Action Request System, as well as the introduction of several related products. International sales accounted for approximately 26% and 34% of the Company's total revenue for the quarters ended September 30, 1995 and 1996, respectively. International sales accounted for approximately 27% and 36% of the Company's total revenue for the nine months ended September 30, 1995 and 1996, respectively. Substantially all of the period-to-period growth in product revenue was due to higher unit sales volumes. The prices of the Company's products have remained relatively constant from 1993 through September 30, 1996. Broad market acceptance of the Company's products is critical to the Company's future success. The Company expects that both market penetration and competition will increase, and, as a result, that prior growth rates of the Company's product revenue may not be sustainable in the future.

     Maintenance and Service Revenue. Revenue from services increased by 104% from $2.6 million for the quarter ended September 30, 1995 to $5.3 million in the comparable 1996 quarter. Service revenue increased 94% from $6.9 million for the nine months ended September 30, 1995 to $13.4 million in the comparable 1996 period. This growth is primarily due to increased licensing activity, which has resulted in increases in revenue from services related to maintenance and support, training and consulting. Renewal of maintenance contracts after the initial one-year term also contributes to the growth rate. The Company expects that as market penetration and competition increase, prior growth rates of the Company's installed base and, consequently, in the Company's service revenue, may not be sustainable in the future.

COSTS AND EXPENSES

     Cost of Product Revenue. Cost of product revenue consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, manuals, packaging materials, personnel-related costs and shipping expenses. Cost of product revenue increased from $606,000 for the quarter ended September 30,

1995 to $666,000 for the comparable 1996 quarter, representing 8% and 4% of the related product revenue in such quarters, respectively. Cost of product revenue increased from $1,374,000 for the first nine months ended September 30, 1995 to $1,868,000 in the comparable 1996 period, representing 8% and 5% of related product revenue in such periods, respectively. The increases in the dollar amounts of cost of product revenue were primarily due to the higher volumes of product shipped in the respective 1996 periods. The decreases in cost as a percentage of the related product revenue from September 30, 1995 to the comparable 1996 period were primarily due to economies of scale realized as a result of shipping greater quantities of product in the quarter ended September 30, 1996. Because all development costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred, cost of product revenue includes no amortization of capitalized software development costs. Cost as a percentage of product revenue may fluctuate from quarter to quarter due to seasonality of revenue, offset by cost of sales containing some fixed costs such as personnel costs and royalties.

     Cost of Maintenance and Service Revenue. Cost of maintenance and service revenue consists primarily of personnel-related costs incurred in providing telephone support, consulting and training to customers. Cost of maintenance and service revenue increased from $1.7 million for the quarter ended September 30, 1995 to $2.6 million in the comparable 1996 quarter, representing 65% and 49% of the related maintenance and service revenue for the respective quarters. Cost of maintenance and service revenue increased from $3.9 million for the nine months ended September 30, 1995 to $6.7 million in the comparable 1996 period, representing 57% and 50%, respectively, of the related maintenance and service revenue in such periods. Cost of maintenance and service revenue increased significantly in absolute dollars from the quarter ended September 30, 1995 to the quarter ended September 30, 1996 primarily due to increased personnel-related costs as the Company continued to build its customer support and training organizations. In addition, such costs increased from quarter to quarter due to the Company's increased partnering with third-party service providers to deliver consulting services to its customers. The Company believes that cost of maintenance and service revenue will increase in dollar amounts and may increase as a percentage of total revenue in the future.

     Research and Development. Research and development expenses were $1.9 million and $3.5 million, or 18% and 17% of total revenue, for the quarters ended September 30, 1995 and September 30, 1996, respectively. Research and development expenses increased from $4.8 million for the nine months ended September 30, 1995 to $9.0 million in the comparable 1996 period, or 19% and 18% of total revenue, respectively. The increases in dollar amounts in research and development expenses were primarily attributable to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in dollar amounts and may increase as a percentage of total revenue in the future.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, as well as promotional expenses. Sales and marketing expenses were $2.7 million and $6.3 million, or 27% and 30% of total revenue, for the quarters ended September 30, 1995 and September 30, 1996, respectively. Sales and marketing expenses increased from $6.7 million for the nine months ended September 30, 1995 to $15.0 million in the comparable 1996 period, or 27% and 29% of total revenue, respectively. The increases in sales and marketing expenses in both absolute dollar amounts and in percentages were primarily due to the expansion of sales and marketing resources and increased marketing activities, including trade shows and promotional activities. The Company believes that such expenses will increase in dollar amounts and may increase as a percentage of total revenue in the future as the Company expands its sales and marketing staff.

     General and Administrative. General and administrative expenses were $771,000 and $1.8 million, or 8% of total revenue, for both quarters ended September 30, 1995 and September 30, 1996. General and administrative expenses increased from $2.2 million for the nine months ended September 30, 1995 to $4.6 million for the comparable 1996 period, or 9% of total revenue. The increases in dollar amounts were primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in dollar amounts and may increase as a percentage of total revenue in the future as the Company expands its staffing.

INTEREST INCOME, NET

     Interest Income, net. Interest income, net was $463,000 and $642,000 for the quarters ended September 30, 1995 and September 30, 1996, respectively. Interest income, net increased from $914,000 for the nine months ended September 30, 1995 to $1.8 million for the comparable 1996 period. The increase in interest income, net for the quarter ended September 30, 1996 is primarily due to the investment of proceeds from the Company's March 1995 initial public offering and investment of cash provided by operating activities.

PROVISION FOR INCOME TAXES

     The Company had recorded $1.3 million in net deferred tax assets at September 30, 1996. No valuation allowance has been provided on this amount based on management's assessment that current levels of taxable income in future years will be sufficient to realize the net deferred tax assets. The effective tax rate of 36% for the quarter ended September 30, 1996 differs from the federal statutory rate primarily due to state income taxes, offset by tax-exempt interest income.

                        LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1995 and September 30, 1996, the Company's cash provided by operating activities was $4.1 million and $20.8 million, respectively. The Company's net cash provided by operations for the nine months ended September 30, 1996 was primarily attributable to the net income generated in the nine-month period.

     During the nine months ended September 30, 1995 and September 30, 1996, the Company's investing activities have consisted of purchases of short-term investments and property and equipment. Purchases of short-term investments exceeded maturities by $9.0 million for the nine months ended September 30, 1996, primarily due to investment of cash provided by operating activities during the period. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will continue to be invested in investment grade, interest-bearing securities.

     Cash used to purchase property and equipment was $1.2 million and $3.0 million during the nine months ended September 30, 1995 and September 30, 1996, respectively, primarily for computer workstations and file servers for the Company's growing employee base. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on its headquarters facilities and its telephone system.

     At September 30, 1996, the Company had $42.0 million in cash and cash equivalents, $33.7 million in short-term investments and $77.0 million of working capital. The Company also has available a $10.0 million unsecured bank line of credit that expires in June 1997. There were no borrowings outstanding under this line of credit as of September 30,1996.

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

PART II   OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

NUMBER                           EXHIBIT DESCRIPTION
------    -----------------------------------------------------------------
11.1      Computation of Net Income per Common and Common Equivalent Share
27        Financial Data Schedule (Filed Electronically)

     (b) Reports on Form 8-K: None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 11, 1996

                                          REMEDY CORPORATION

                                          /s/ GEORGE A. DE URIOSTE

                                          --------------------------------------
                                          George A. de Urioste
                                          Vice President, Finance and Chief
                                          Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and
                                          Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
------                       -------------------
11.1      Computation of Net Income per Common and Common Equivalent Share
27        Financial Data Schedule (Filed Electronically)