Form 10-K
period 1996-12-31
REMEDY CORP
filed 1997-03-31
CIK 936653

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     (NO FEE REQUIRED)

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                         COMMISSION FILE NUMBER 0-25494

                               REMEDY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     77-0265675
         (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION OR ORGANIZATION)

                   1505 SALADO DRIVE, MOUNTAIN VIEW, CA 94043
                                 (415) 903-5200
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:
                        COMMON STOCK, $.00005 PAR VALUE;
                    REGISTERED ON THE NASDAQ NATIONAL MARKET
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 1997 was approximately $864,124,605 (based on the last reported sale price of $39.625 on March 3, 1997 on the Nasdaq National Market).

     The number of shares outstanding of Common Stock as of March 3, 1997 was 26,989,764.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                                FORM 10-K REFERENCE
---------------------------------------------            ----------------------
Proxy Statement for Registrant's Annual                  Part III, Items 10-13
Meeting to be held on May 21, 1997

Annual Report to Stockholders for the fiscal             Part II, Items 6-8
year ended December 31, 1996.                            Part IV, Item 14

================================================================================

                                     PART I

     This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" in Item 1.

ITEM 1. BUSINESS.

     Remedy Corporation (Remedy or the Company) develops, markets and supports highly adaptable, client/server applications software for support and business processes. The Company's Action Request System is primarily used today as an internal help desk application for tracking and resolving support requests and problems in PC, UNIX and NT computing environments. Due to its versatility, the Action Request System is also used as an application for automating and consolidating additional internal business operations related to the help desk, in a market referred to as the Consolidated Operations Management (COM) market.

     The Company was incorporated on November 20, 1990 in Delaware. The Company maintains its executive offices and principal facilities at 1505 Salado Drive, Mountain View, California 94043. Its telephone number is (415) 903-5200.

BACKGROUND

     The Company believes that few organizations have fully realized the potential benefits offered by client/ server computing. In particular, the need for an adaptable internal help desk must be addressed as a prerequisite for a well-managed computing infrastructure. Moreover, to realize the full benefits of applying client/server applications to meet the demands of changing support and business processes, the Company believes that a new class of highly adaptable, client/server application software is required.

     The Company's technology and applications are also well suited for consolidating a variety of internal business processes in the COM market, including change management, asset management, customer and technical support, defect tracking, service level agreement tracking, project tracking, facilities management and inventory management. The Company's Action Request System employs an easy-to-use client interface over a workflow server and an incident tracking relational database. The following are the key attributes of the Remedy solution:

     Adaptability Without Programming. The Action Request System offers users the versatility of a spreadsheet, enabling customers to create or alter all visual, functional and process definitions without programming. End users can customize their interface to match their role in a process. Departments or lines of business can select and tailor the information to be tracked and define the workflow of a process. Information technology organizations can quickly adapt the Action Request System to any internal operational process that involves a group of people who must proactively respond to frequent incidents or requests. When a process needs to be changed, creating the database fields, process workflow and application linkages can occur rapidly. More importantly, the application is adaptable to meet most future requirements, without costly programming.

     Scalable, High Performance Architecture. The Company's product architecture offers users departmental to enterprise scalability with high system performance. The Action Request System is scalable across a range of sites from small department networks to multi-site, global implementations. The product has been designed to move only the required amount of information between clients and servers, thereby minimizing end user response time and maximizing utilization of an organization's computing and networking resources.

     Fast and Broad Deployment. The Company's product design and philosophy to user licensing practices allows for fast deployment of the Action Request System to a broad range of users. While the product is highly adaptable, solution templates for help desk, change management and asset management provide a high degree of functionality to users upon initial installation. User capabilities for self help, status query and direct problem submission are all offered at no cost to users, providing additional value to both user and help desk staff.

     Integration with Third-Party Software and Systems. The Company's software is designed to integrate (generally without programming) with a wide variety of computer and telecommunication technologies and products, including desktop applications, telephony devices, network management systems and legacy systems. The Company's products integrate with many of the most prevalent Windows, MAC and UNIX desktop applications, such as e-mail, document or media browsers, spreadsheets and document editors. The Company's software links with automatic call distributors and interactive voice response systems to simultaneously display customer profile and historical problem resolution data for the support personnel as the call is being answered. Workflow notifications, such as incident arrivals, transfers or delegations, and incident resolution notices, are frequently sent via e-mail, pagers, facsimile systems or voice response units. Network management outage alarms are sent from leading network management systems, such as SunNet Manager or HP OpenView, to Action Request System servers, automatically creating a problem report to be handled by the internal help desk staff.

     The Action Request System provides important technology for organizations implementing process improvement or re-engineering. New process solutions or modifications can be quickly prototyped for evaluation. Proactive workflow notifications can reduce delays previously caused by unaddressed requests. Information is more readily available to the people making the decisions and serving the customer. Process performance can be easily monitored, measured and displayed, identifying problems or additional opportunities for further improvement. These features represent fundamental enabling technologies critical for building successful client/server applications for support and business processes.

PRODUCTS

  Action Request System

     The Action Request System is a client/server application that features versatile incident tracking used to consolidate internal operational processes. The product is primarily used as an internal help desk application for tracking and resolving support requests and problems in PC, UNIX and NT computing environments. Due to its versatility, the Action Request System is also used as an application for many other internal operations. The product includes templates that help customers start application specialization. Using simple point-and-click methods, customers specialize a template to the unique information, process and integration requirements of their department or enterprise. The Company provides numerous application templates, including internal help desk, asset management, customer and technical support, defect tracking and recruiting management.

     The Action Request System's client/server architecture balances functionality among three elements: desktop client, workflow server and database server. The desktop client and workflow server communicate via industry standard remote procedure calls that allow clients to access servers over local area networks (LANs), wide area networks (WANs), and dial-up phone lines, without concern about mixed hardware or software environments. The workflow server actively manages and coordinates the progress of incidents from inception to closure. It makes all routing, escalation, access control and integration decisions prior to communicating new or updated information to the database server. The product employs a low-impact transaction model that moves only the necessary information between client and workflow server, thereby conserving bandwidth and giving users WAN and dial-up performance that is similar to LAN performance. The database server stores and maintains incident information and related information, such as detailed information about the computing configuration of the customer that submitted an incident. The contents of the database become a knowledge repository that can be consulted in resolving future incidents. The database may be co-resident with the server or on a different system, in which case it is accessed using the database vendor's communication methods.

  Flashboards

     Flashboards is an independent companion product to the Action Request System. It presents panels of graphical charts and meters that show current and historical measures of process quality and performance. Such measures are useful for organizations that want a quantitative view of their processes, whether for continual improvement or to make informed planning decisions. The product's client/server architecture is similar to the Action Request System. Clients run on the desktops of users who are managing or participating in a process, such as a customer support hot-line, and support one or more visual panels. The Flashboard Server is designed to run on any processor and accesses the Action Request Server for statistics about the process. It optimizes access to the Action Request Server on behalf of all users, greatly reducing load compared to other report and statistics generating tools. The Flashboard Administrator Tool allows point-and-click definition of panels, which contain graphical representations of virtually any process metric accessible in the Action Request System. The product features the ability to continually view and compare the process metrics over time. Users are able to view several metrics synchronized in time for quickly correlating multiple trends. Flashboards is highly adaptable and assists organizations in meeting their quality and operational goals as they constantly change and evolve.

  ARWeb

     ARWeb is a gateway between the Action Request System and a World Wide Web server. It is designed to allow Internet browsers to be clients of any Action Request Server. The product converts the Action Request System form-like views into World-Wide Web browser forms dynamically and automatically as they are accessed. Since the Action Request System allows flexible customization of forms, World-Wide Web browser users will benefit from that customization without learning HTML, the World-Wide Web browser graphics forms language.

  Distributed Server Option

     The Distributed Server Option for the Action Request System expands the help desk solution to multiple locations and multiple applications across the corporate enterprise. The highly efficient architecture enables information transfer to specialized departments or individuals throughout the enterprise. It enables automatic data transfer between AR System servers while maintaining consistent information throughout the environment. Each site retains its autonomy for administration and operation while benefiting from sharing information with other sites. The AR System Distributed Server Option coordinates requests between independent support organizations, provides centralized dispatching of services through different operations groups, links different organizations and applications and creates a knowledge base of solutions for the entire enterprise.

CUSTOMERS

     As of the end of December 1996, the Company had licensed its software to more than 1,850 customers at over 3,400 sites. In 1996, no customer accounted for more than 10% of the Company's total revenue.

PRODUCT PRICING

     The domestic end user list price for the Action Request System is $6,500, which includes server software and three "write licenses." These licenses enable three individuals at a customer site to modify and manage existing information in the database. The Company has structured its pricing policies so that a customer has an unlimited number of "read-only licenses" for creating new action requests and for reading information in the database. For example, in the case of a customer using the Action Request System for an internal help desk application, the three write licenses would enable three support staff to modify and manage existing information in the database and the unlimited number of read-only licenses would enable an unlimited number of end users to submit action requests and monitor their status. If a customer needs more than three write licenses, the Company offers additional packages of five fixed or floating licenses. The Company's list price for five additional fixed licenses is $4,000, and for five additional floating licenses is $10,000. Floating licenses control the number of simultaneous users accessing a server, rather than being associated with either specific computers or specific users. License fees are subject to varying discounts depending on customer volume. The Company offers an annual maintenance program to its licensees that includes product updates and hotline support.

     The Company's indirect sales channels include value-added resellers (VARs), system integrators (SIs) and original equipment manufacturers (OEMs), who license the Company's products at a discount for relicensing. The Company expects to increase revenue from the indirect channels as a percentage of total revenue, which could adversely affect the Company's operating margins because the sale of a greater number of licenses will be required to offset the lower net license fees generated on the sale of the same products through indirect resellers.

     The Company believes that its products currently are priced substantially below most of its competitors' products. The market for the Company's products is highly competitive, and the Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. Any material reduction in the price of the Company's products would negatively affect gross margins and could materially adversely affect the Company's business, operating results and financial condition if the Company were unable to increase unit sales.

SALES AND MARKETING

     The Company markets its software and services through its direct headquarters-based sales organization and through its indirect sales channels (VARs, SIs and OEMs). The Company's headquarters-based direct sales force accounted for approximately 58% of the Company's total revenue for 1996, and sales through indirect channels accounted for approximately 42%. As of December 31, 1996, the Company's sales and marketing organization consisted of 139 individuals, 96 at the Company's offices in Mountain View, California, six in New Jersey, eight in Maryland, 19 in the United Kingdom, four in France, four in Germany, and two in Singapore.

     The Company's sales organization consists of technically proficient sales people who consummate most sales through telephone contact with existing or prospective customers. Each sales representative typically travels three to five days per month to visit existing and prospective customers, which include both direct customers and indirect channels. The Company's marketing organization provides leads to members of the sales force. Leads are primarily generated through public relations, seminars, trade shows and the Company's web site.

     The Company increased the size of its headquarters-based direct sales force from 42 to 100 individuals in 1996. The Company intends to substantially increase the size of its sales force in 1997 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such persons is intense, and there can be no assurance that the Company will be able to attract highly qualified sales personnel. If the Company is unable to hire such people on a timely basis, the Company's business, operating results and financial condition could be adversely affected.

     The Company's sales and marketing organization is complemented by indirect sales channels (VARs, SIs and OEMs), who license the Company's products at a discount for relicensing, and may provide training, support and customer services to end users. The Company anticipates that the percentage of its total revenue derived from indirect sales, particularly through VARs and SIs, will increase in the future. However, there can be no assurance that the Company will be able to attract and retain VARs, SIs and OEMs that will be able to market the Company's products effectively. In addition, there can be no assurance that any existing VAR, SI or OEM will continue to represent the Company's products. The Company expects that any material increase in the Company's indirect sales as a percentage of revenue will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels.

     The Company and its indirect sales channels generally sell the Action Request System and related services through a sales representative with occasional help from a pre-sales engineer. To further encourage sales, the Company conducts comprehensive marketing programs that include public relations, seminars, trade shows, user group meetings and ongoing customer communications programs.

     For 1994, 1995 and 1996, international sales represented 28%, 31% and 37%, respectively, of the Company's total revenue.

CUSTOMER SERVICE AND SUPPORT

     The Company's customer service and support organization provides customers with technical support, education and consulting services. The Company believes that providing a high level of customer service and technical support is critical to customer satisfaction and the Company's success. In providing service and support to customers, the Company uses its own products extensively. As of December 31, 1996, the Company had 89 people in its customer service and support organization. Most of the Company's customers currently have support agreements with the Company.

     Technical Support. The Company offers telephone, electronic mail and fax customer support through its support services staff. Additional customer support is provided by the Company's VARs, SIs and OEMs. Initial product license fees do not cover software maintenance. Customers are entitled to receive new software releases, maintenance releases and support for an annual fee.

     Education. The Company offers a comprehensive education and training program to customers. Training classes are offered through in-house facilities at the Company's offices in Pleasanton, California. The Company also provides on-site training services upon request by customers. Fees for education and training services are charged separately from the Company's software products.

     Consulting. The Company's consultants are available to work closely with customers' information systems organizations. These consulting services generally consist of assisting customers who are planning large implementations or who wish to outsource the specialization of the Company's products to their needs. Fees for consulting services are charged separately from the Company's software products.

RESEARCH AND DEVELOPMENT

     Since its inception, the Company has made substantial investments in research and development. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. The Company intends to expand its existing product offerings and to introduce new products for the client/server application software market. In the development of new products and enhancements to existing products, the Company uses its own tools extensively. Although the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, acquire technology and/or products from third parties or consultants.

     As of December 31, 1996, the Company's research and development staff consisted of 96 employees. The Company's total expenses for research and development for fiscal years 1994, 1995 and 1996 were $4.2 million, $7.2 million and $13.3 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future. To date, the Company's development efforts have not resulted in any capitalized software development costs.

                                  RISK FACTORS

     In addition to the other information in this report on Form 10-K, the following factors should be considered carefully.

     Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as increased competition, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates fluctuations and general economic factors. The Company operates with no significant order backlog because its software products typically are shipped shortly after orders are received. Furthermore, the Company has often recognized a substantial portion of its revenue in the last month of a quarter, with this revenue frequently concentrated in the last weeks of a quarter. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter, and revenue for any future quarter is not predictable with any significant degree of certainty. Product revenue is also difficult to forecast because the market for client/server application software products is rapidly evolving, and the Company's sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. In addition, the Company expects that sales derived through indirect channels, which are harder to predict and have lower margins than direct sales, will increase as a percentage of total revenue. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of the Company's expenses varies with its revenue. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     The Company's business has experienced and is expected to continue to experience a level of seasonality, in part due to customer buying patterns. In recent years, the Company has generally had weaker demand in the quarter ending in March. The Company believes this pattern will continue and accordingly anticipates total revenue and net income in the quarter ending March 31, 1997, will be higher than in the quarter ended March 31, 1996, but lower than in the quarter ended December 31, 1996.

     Competition. The client/server application software market is intensely competitive and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including: (i) other software companies,
(ii) third-party professional services organizations that develop custom software, and (iii) management information systems departments of potential customers that develop custom software. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server application software market continues to develop and expand. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Some of the Company's current, and many of the Company's potential, competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company can. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

     Dependence on New Products and Rapid Technological Change; Risk of Product Bugs. The client/server application software market is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. During 1996, the Company released several new products, along with significant upgrades to existing products. These products are subject to significant technical risks. If the new products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements after their introduction and has experienced delays or lost revenue during the period required to correct these errors. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     Limited Operating History; Future Operating Results Uncertain; Need to Increase Sales Force. The Company was incorporated in November 1990 and did not begin shipping products until December 1991. Although the Company has experienced significant percentage growth in revenue and net income in recent years, the Company does not believe prior growth rates are sustainable or indicative of future operating results. There can be no assurance that the Company will remain profitable on a quarterly or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenue derived from indirect channels, which have lower margins than direct sales. In particular, the Company intends to hire a significant number of additional sales personnel in 1997 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. The Company increased the size of its headquarters-based direct sales force from 20 to 42 in 1995 and from 42 to 100 in 1996. In the past, the Company has experienced difficulty in recruiting a sufficient number of sales persons. If the Company is unable to hire such personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected. The Company expects increased competition and intends to invest significantly in its business. As a result, the Company does not expect to sustain current operating margins in the future.

     Product Concentration. The Company currently derives substantially all of its revenue from licenses of the Action Request System and related services. Broad market acceptance of the Company's products is critical to the Company's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of the Action Request System as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. A decline in sales of the Action Request System could also have a material adverse effect on sales of other Company products that may be sold to Action Request System customers. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of the Action Request System and other products. There can be no assurance that the Company will continue to be successful in marketing the Action Request System or any new or enhanced products.

     Management of Growth; Dependence Upon Key Personnel. The Company has recently experienced a period of significant growth in net revenue that has placed a significant strain upon its management systems and resources. The Company recently implemented a number of new financial and management controls, reporting systems and procedures. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's executive officers could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

     Expansion of Indirect Channels. An integral part of the Company's strategy is to develop the marketing channels of value added resellers (VARs), system integrators (SIs) and original equipment manufacturers (OEMs), and to increase the proportion of the Company's customers licensed through these channels. VARs, SIs and OEMs accounted for approximately 42% of the Company's total revenue in 1996. The Company is currently investing, and intends to continue to invest, significant resources to develop these channels, which could adversely affect the Company's operating margins. There can be no assurance that the Company will be able to attract VARs, SIs and OEMs that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. In addition, the Company's agreements with VARs, SIs and OEMs are not exclusive and in many cases may be terminated by either party without cause, and many of the Company's VARs, SIs and OEMs carry competing product lines. Therefore, there can be no assurance that any VAR, SI or OEM will continue to represent the Company's products, and the inability to recruit, or the loss of important VARs, SIs or OEMs could adversely affect the Company's results of operations. In addition, if it is successful in selling products through these channels, the Company expects that any material increase in the Company's indirect sales as a percentage of total revenue will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels.

     International Operations. International sales represented approximately 37% of the Company's revenue in 1996. The Company currently has four international sales offices, which are located in the United Kingdom, France, Germany, and Singapore. The Company believes that its continued growth and profitability will require expansion of its international operations. Accordingly, the Company intends to continue to expand its international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins. In order to successfully expand international sales in 1997 and subsequent periods, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. The Company's international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's results of operations. In addition, because a substantial majority of the Company's international sales are indirect, any material increase in the Company's international sales as a percentage of total revenue will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels.

     Dependence on Growth in the Client/Server Computing Market; General Economic and Market Conditions. Substantially all of the Company's revenue have been attributable to sales of the Action Request System, which is utilized in client/server computing environments. This product is currently expected to account for a significant part of the Company's future revenue. Although demand for the Action Request System has grown in recent years, the client/server computing market is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting client/server computing environments and the number of applications developed for use in those environments. There can be no assurance that the market for client/server computing will continue to grow. If the client/server computing market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. During recent years, segments of the personal computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns and layoffs. The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results or financial condition.

     Dependence on Proprietary Technology; Risks of Infringement. The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company presently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     Product Liability. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. In selling its products, the Company relies primarily on "shrink wrap" licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. For these and other reasons, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

ITEM 2. PROPERTIES.

     The Company's principal administrative, sales and marketing facility is located in approximately 51,000 square feet of space in Mountain View, California. This facility is subleased to the Company through June 1999. The Company also leases two other facilities of approximately 43,000 square feet each in Mountain View, California, through June 2003. In December 1995, the Company began to occupy one of the 43,000 square foot facilities for use primarily for product development. The Company is currently subleasing the second facility to a third party through June 1999. In addition, the Company's support facility is located in approximately 30,000 square feet of space in Pleasanton, California. This facility is leased to the Company through August 2000. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is subject to ordinary routine litigation incidental to its business. Management currently believes that the ultimate amount of liability, if any, with respect to any pending actions, either individually or in the aggregate, will not materially affect the Company's business, operating results or financial condition. However, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation, regardless of the outcome, can have an adverse impact on the Company's results of operations as a results of defense costs, diversion of management resources, and other factors.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A. OFFICERS OF THE REGISTRANT.

     The officers of the Company, and their ages as of March 1, 1997, are as follows:

          NAME              AGE                          POSITION
-------------------------   ---    ----------------------------------------------------
Lawrence L. Garlick......   47     Chairman of the Board and Chief Executive Officer
David A. Mahler..........   40     Vice President, Business Development and Director
Eric S. Bergan...........   39     Vice President, Engineering
Bernard R. Cote..........   49     Vice President, Customer Support
George A. de Urioste.....   41     Vice President, Finance and Chief Financial Officer
Vasu S. Devan............   45     Vice President, Sales
Carajane Finn............   36     Vice President, Employee Services
Lori L. Laub.............   37     Vice President, Information Systems
Matthew R. Miller........   33     Vice President, Marketing

     Mr. Garlick co-founded the Company in November 1990. Since that time he has served as Chairman of the Board and Chief Executive Officer of the Company. From September 1984 to June 1990, Mr. Garlick was employed by Sun Microsystems, Inc.
(Sun), a manufacturer of computer workstations, most recently as Vice President of Distributed Systems. Prior to joining Sun, Mr. Garlick was employed by Xerox Corporation, a document management company, for six years. Mr. Garlick holds B.S.E.E. and M.S.E.E. degrees in computer engineering from Stanford University.

     Mr. Mahler co-founded the Company in November 1990 and currently serves as Vice President, Business Development. From April 1993 to June 1995, Mr. Mahler served as Vice President, Marketing. From November 1990 to March 1993, Mr. Mahler served as Vice President, Marketing and Chief Financial Officer. From November 1978 to October 1990, Mr. Mahler was employed by Hewlett-Packard Company, a manufacturer of computers and related products, most recently as product marketing manager. Mr. Mahler holds a B.S. degree in computer science from Case Western Reserve University.

     Mr. Bergan joined the Company in April 1993 as Vice President, Engineering. From October 1991 to March 1993, Mr. Bergan was employed by NetLabs Inc., a network management software company, most recently as Director of Engineering, Applications. Prior to joining NetLabs, Mr. Bergan was employed by Pyramid Technology Corp., a computer manufacturer, for four years, serving as Director of Data Bases, Applications Engineering, and SW Quality Assurance. Mr. Bergan holds a B.S. degree in computer science from the University of Kansas and an M.S. degree in computer science from Johns Hopkins University.

     Mr. Cote joined the Company in November 1993 as Vice President, Customer Support. From March 1984 to May 1993, Mr. Cote was employed by Sun, most recently as Vice President of Worldwide Support. Prior to joining Sun, Mr. Cote was employed by Digital Equipment Corporation, a manufacturer of computers and related products, for over fifteen years in various customer support management roles. Mr. Cote holds an A.A. degree from Chabot College.

     Mr. de Urioste joined the Company in March 1993 as Vice President, Finance and Chief Financial Officer. From January 1991 to June 1992, Mr. de Urioste was employed by TeamOne Systems, Inc. (TeamOne), a configuration management software company, most recently as Chief Financial Officer. Prior to joining TeamOne, Mr. de Urioste served as Manager of Financial Planning and Analysis at ASK Computer Systems, Inc., a manufacturing management software company, from November 1988 to November 1990. Mr. de Urioste is a Certified Public Accountant and holds a B.S. degree in accounting from the University of Southern California and an M.B.A. degree in Finance and International Business from the University of California, Berkeley.

     Mr. Devan joined the Company in August 1992 as Vice President, Vertical Market Applications, and in May 1993, was promoted to Vice President, Sales. From December 1989 to August 1992, Mr. Devan was employed by Teknekron Communications Systems, Inc., a consulting firm, most recently as General Manager. Prior to that time, Mr. Devan was employed by Bell-Northern Research, Ltd., a manufacturer of telecommunications products, for two years. Mr. Devan holds a Masters degree in management information systems from the Indian Institute of Technology and a B.S. degree in electronics and communications engineering from the University of Madras.

     Ms. Finn joined the Company in 1991 as Manager of Operations and Administration. In January 1995, she was promoted to Director of Employee Services and Operations, with responsibility for Human Resources, Manufacturing, Facilities and Real Estate. In January 1997, Ms. Finn was named Vice President of Employee Services and is responsible for the Human Resources, Facilities and Real Estate functions of the Company. From 1986 to 1991, Ms. Finn managed a private consulting firm specializing in start up operations for professional private practices.

     Ms. Laub joined the Company in October 1995 as Vice President, Information Systems. Since May 1994, Ms. Laub has also been a principal at Excellence By Design, an executive management firm. From September 1993 to April 1994, Ms. Laub was employed by Computer Library, a division of Ziff Communications, a publishing firm, as Vice President, Product and Business Development. From July 1992 to August 1993, Ms. Laub served as Vice President, Customer Satisfaction at The Vantive Corporation, a software development company. From February 1991 to July 1992, Ms. Laub was employed by Great Plains Software, Inc., a financial software company, serving most recently as Vice President, Customer Assistance and General Manager, Entry Business Unit. From July 1989 to January 1991, Ms. Laub served as Vice President, Customer Support at Intuit Corporation. Ms. Laub holds a B.S. degree in Business Administration from North Dakota State University.

     Mr. Miller joined the Company in July 1996 as Vice President, Marketing. From April 1993 to July 1996, Mr. Miller was employed at Gupta Corporation, a provider of client-server tools and databases, most recently as Vice President of Marketing. From June 1989 to May 1992, he was employed by Oracle Corporation, a database software provider, most recently serving as Director of Marketing for the Desktop Products Division. Mr. Miller holds a Masters degree in business from Columbia University and a B.A. degree from Cornell University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "RMDY" since March 17, 1995. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of the Company's Common Stock as reported by the Nasdaq National Market System.

                                                                HIGH         LOW
                                                               ------       ------
            Fiscal 1996:
              First Quarter..................................  $28.25       $15.50
              Second Quarter.................................  $45.13       $26.50
              Third Quarter..................................  $40.88       $21.63
              Fourth Quarter.................................  $55.75       $38.13

            Fiscal 1995:
              First Quarter..................................  $14.46       $10.50
              Second Quarter.................................  $14.33       $11.58
              Third Quarter..................................  $13.33       $10.67
              Fourth Quarter.................................  $23.75       $11.50

     The stock prices set forth in the table above have been adjusted to reflect the three-for-two stock dividend effected March 25, 1996 and the two-for-one stock dividend effected October 25, 1996.

     On March 3, 1997 the closing sale price of the Common Stock was $39.625 per share. On that date, there were 135 holders of record.

DIVIDENDS

     The Company has never paid cash dividends on its capital stock and does not expect to pay cash dividends in the foreseeable future. In addition, the Company's bank credit agreement currently restricts the Company's ability to pay cash dividends without the bank's consent.

ITEM 6. SELECTED FINANCIAL DATA.

     The information appearing under the caption, "Selected Financial Data" in the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial statements and supplementary data in the Company's 1996 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

     The information under the caption "Re-election of Directors" as set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 21, 1997 is incorporated herein by reference.

     Information concerning officers is included in Part I under the caption "Item 4a. Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

     The information under the caption "Executive Compensation" as set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 21, 1997 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

     The information under the caption "Security Ownership of Management" and "Principal Stockholders" as set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 21, 1997 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the caption "Certain Transactions" as set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 21, 1997 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     a) 1. Consolidated Financial Statements

          The following consolidated financial statements are incorporated herein by reference in the Company's 1996 Annual Report to Stockholders:

                                                                                  PAGE IN
                                                                               -------------
                                                                               ANNUAL REPORT
                                                                               -------------
         - Report of Ernst & Young LLP, Independent Auditors...................      31
         - Consolidated Balance Sheets as of December 31, 1995 and 1996........      18
         - Consolidated Statements of Income for each of the three years ended
           December 31, 1994, 1995 and 1996....................................      19
         - Consolidated Statements of Stockholders' Equity for each of the
three years            ended December 31, 1994, 1995 and 1996..................      20
         - Consolidated Statements of Cash Flows for each of the three years ended
           December 31, 1994, 1995 and 1996....................................      21
         - Notes to Consolidated Financial Statements..........................     22-30

         2. Consolidated Financial Statement Schedules

          The following consolidated financial statement schedule for each of the three years in the period ended December 31, 1996 is submitted herewith:

                                                                                      PAGE
                                                                                  -------------
         - Schedule II: Valuation and Qualifying Accounts and Reserves............       18

         Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto, are incorporated herein by reference in the Company's 1996 Annual Report to Stockholders.

         3. Exhibits.

         See Item 14(c).

     b) Reports on Form 8-K

        1. None

     c) Exhibits

EXHIBIT NO.                                  DOCUMENT DESCRIPTION
-----------   ----------------------------------------------------------------------------------
    3.1*      Amended and Restated Certificate of Incorporation of the Registrant.
    3.2*      Amended and Restated Bylaws of the Registrant.
    4.1*      Reference is made to Exhibits 3.1 and 3.2.
    4.2*      Specimen Common Stock certificate.
    4.3*      Restated Investor Rights Agreement, dated May 4, 1992, among the Registrant and the investors and the founders named therein.
    4.4*      Amendment of Restated Investor Rights Agreement, dated April 23, 1994, among the
              Registrant and the investors named therein.
    4.5*      Second Amendment of Restated Investor Rights Agreement, dated January 18, 1995, among the Registrant and the investors named therein.
   10.1*      Form of Indemnification Agreement entered into between the Registrant and its directors and officers.
   10.2*      The Registrant's 1991 Stock Option/Stock Issuance Plan and forms of agreements thereunder.
   10.3*      The Registrant's 1995 Stock Option/Stock Issuance Plan and forms of agreements thereunder.
   10.4*      The Registrant's Employee Stock Purchase Plan and forms of agreements thereunder.
   10.5*      The Registrant's 1995 Non-Employee Directors Stock Option Plan and forms of agreements thereunder.
   10.6*      Business Loan Agreement by and between the Registrant and Silicon Valley Bank
              (SVB), dated January 4, 1993.
   10.7*      Promissory Note from Registrant to SVB, dated January 4, 1993.
   10.8*      Loan Modification Agreement by and between the Registrant and SVB, dated August 3,
              1994.
   10.9*      Negative Pledge Agreement by and between the Registrant and SVB, dated August 3,
              1994.
   10.10**    Loan Modification Agreement by and between the Registrant and SVB, dated June 5,
              1995.
   10.11*     Lease Agreement by and between the Registrant and Charleston Properties
              (Charleston), dated March 11, 1994, regarding the space located at 1500 Salado
              Drive.
   10.12*     License Agreement for use of Real Property by and between the Registrant and Sun
              Microsystems, Inc. (Sun), dated March 11, 1994, regarding the space located at
              1500 Salado Drive, and related consent of Charleston, dated March 10, 1994.
   10.13*     License Agreement for use of Real Property by and between the Registrant and Sun, dated March 11, 1994, regarding the space located at 1505 Salado Drive, and related consent of Peery/Arrillaga, dated March 9, 1994.
   10.14*     Form of Action Request System Shrink Wrap License Agreement.
   10.15*     Form of Value Added Reseller Agreement.
   11.1       Computation of Net Income per Common and Common Equivalent Share.
   13.1       1996 Annual Report.
   21.1*      Subsidiary of the Registrant.
   23.1       Consent of Ernst & Young LLP, Independent Auditors (see page 17).
   27.1       Financial Data Schedule.

---------------
 * Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1
   (File No. 33-89026).
** Incorporated by reference from the Exhibits to Remedy Corporation's Form 10-K
   Annual Report for the year ended December 31, 1995.

Remedy, Remedy Corporation, the Remedy logo, Action Request System, AR System, Flashboards and ARWeb are trademarks or registered trademarks of Remedy Corporation. All other trademarks and registered trademarks mentioned in this Report on Form 10-K may be trademarks, registered trademarks or service marks of the companies with which they are associated.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March, 1997.

                                          REMEDY CORPORATION

                                          By: /s/     LAWRENCE L. GARLICK

                                            ------------------------------------
                                                    Lawrence L. Garlick
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    NAME                                    TITLE                    DATE
---------------------------------------------    ---------------------------    ---------------

        /s/       LAWRENCE L. GARLICK            Chairman of the Board and      March 24, 1997
---------------------------------------------    Chief Executive Officer
             Lawrence L. Garlick                 (Principal Executive
                                                 Officer)

       /s/       GEORGE A. DE URIOSTE            Vice President, Finance and    March 24, 1997
---------------------------------------------    Chief Financial Officer
            George A. de Urioste                 (Principal Financial and
                                                 Accounting Officer)

      /s/         HARVEY C. JONES, JR.           Director                       March 24, 1997
---------------------------------------------
            Harvey C. Jones, Jr.

        /s/           DAVID A. MAHLER            Director                       March 24, 1997
---------------------------------------------
               David A. Mahler

        /s/             JOHN F. SHOCH            Director                       March 24, 1997
---------------------------------------------
                John F. Shoch

        /s/           JAMES R. SWARTZ            Director                       March 24, 1997
---------------------------------------------
               James R. Swartz

                               REMEDY CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts (in thousands):

                                                             ADDITIONS
                                                      -----------------------
                                         BALANCE AT   CHARGED TO   CHARGED TO   DEDUCTIONS
                                         BEGINNING    COSTS AND      OTHER      ----------       BALANCE AT
              DESCRIPTION                OF PERIOD     EXPENSES     ACCOUNTS    WRITE-OFFS      END OF PERIOD
---------------------------------------  ----------   ----------   ----------   ----------      -------------
Year Ended December 31, 1994...........     $ 70         $118          $0          $ 10            $   178
Year Ended December 31, 1995...........     $178         $413          $0          $ 50(1)         $   541
Year Ended December 31, 1996...........     $541         $833          $0          $126(1)         $ 1,248

---------------
(1) Uncollectible accounts written off, net of recoveries.

                                EXHIBIT INDEX

Exhibit 11.1    Computation of Net Income per Common and Common Equivalent
                Share.

Exhibit 13.1    1996 Annual Report.

Exhibit 23.1    Consent of Ernst & Young LLP, Independent Auditors.

Exhibit 27.1    Financial Data Schedule.