Form 10-Q
period 1997-03-31
REMEDY CORP
filed 1997-05-15
CIK 936653

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM  ______________ TO  ______________

                         COMMISSION FILE NUMBER 0-25494

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     There were 27,287,562 shares of the Company's Common Stock, par value $.00005, outstanding on April 30, 1997.

================================================================================

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        NO.
                                                                                        ----
PART I. FINANCIAL INFORMATION

  Item 1 -- Financial Statements:
  Condensed Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996....    3
  Condensed Consolidated Statements of Income for the Three Months Ended March 31,
  1997 and March 31, 1996.............................................................    4
  Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,
  1997 and March 31, 1996.............................................................    5
  Notes to Condensed Consolidated Financial Statements................................    6
  Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of
  Operations..........................................................................    7

PART II. OTHER INFORMATION............................................................   13
  Item 6 -- Exhibits and Reports on Form 8-K

SIGNATURE.............................................................................   14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               REMEDY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        MARCH
                                                                         31,        DECEMBER 31,
                                                                         1997           1996
                                                                       --------     ------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..........................................  $ 45,165       $ 39,770
  Short-term investments.............................................    49,546         46,987
  Accounts receivable, net of allowance for doubtful accounts of
  $1,185 and $1,248, respectively....................................    17,893         24,189
  Prepaid expenses and other current assets..........................     1,781          1,161
  Deferred tax assets................................................     2,173          2,035
                                                                       --------       --------
          Total current assets.......................................   116,558        114,142
Property and equipment, net..........................................     6,066          5,292
                                                                       --------       --------
                                                                       $122,624       $119,434
                                                                       ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................  $    961       $  1,639
  Accrued compensation and related liabilities.......................     2,409          6,636
  Income taxes payable...............................................     2,743          1,837
  Other accrued liabilities..........................................     6,073          5,652
  Deferred revenue...................................................    10,970         10,430
  Current portion of obligations under capital leases................       248            230
                                                                       --------       --------
          Total current liabilities..................................    23,404         26,424
Noncurrent portion of obligations under capital leases...............       482            513
Stockholders' equity:
  Common stock and additional paid-in capital........................    65,716         64,305
  Notes receivable from stockholders.................................       (60)           (60)
  Deferred compensation..............................................      (210)          (255)
  Retained earnings..................................................    33,292         28,507
                                                                       --------       --------
          Total stockholders' equity.................................    98,738         92,497
                                                                       --------       --------
                                                                       $122,624       $119,434
                                                                       ========       ========

                            See accompanying notes.

                               REMEDY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
Revenue:
  Product................................................................  $16,064     $ 9,338
  Maintenance and service................................................    7,237       3,663
                                                                           -------     -------
          Total revenue..................................................   23,301      13,001
Costs and expenses:
  Cost of product revenue................................................      935         557
  Cost of maintenance and service revenue................................    3,121       1,938
  Research and development...............................................    3,715       2,312
  Sales and marketing....................................................    7,548       3,797
  General and administrative.............................................    1,493       1,357
                                                                           -------     -------
          Total costs and expenses.......................................   16,812       9,961
Income from operations...................................................    6,489       3,040
Interest income, net.....................................................      872         503
                                                                           -------     -------
Income before provision for income taxes.................................    7,361       3,543
Provision for income taxes...............................................    2,576       1,276
                                                                           -------     -------
Net income...............................................................  $ 4,785     $ 2,267
                                                                           =======     =======
Net income per share.....................................................    $0.16       $0.08
                                                                           =======     =======
Shares used in computing per share amounts...............................   30,375      29,586
                                                                           =======     =======

                            See accompanying notes.

                               REMEDY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................................  $  4,785     $  2,267
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.....................................       655          352
     Amortization of deferred compensation.............................        45           45
     Changes in assets and liabilities:
       Accounts receivable.............................................     6,296        3,770
       Prepaid expenses and other current assets.......................      (620)        (541)
       Deferred tax asset..............................................      (138)           0
       Accounts payable................................................      (678)        (378)
       Accrued compensation and related liabilities....................    (4,227)      (2,045)
       Income taxes....................................................     1,739        2,608
       Other accrued liabilities.......................................       421          756
       Deferred revenue................................................       540          475
                                                                         --------     --------
Net cash provided by operating activities..............................     8,818        7,309
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments....................................   (39,527)     (36,644)
Maturities of short-term investments...................................    36,968       30,435
Capital expenditures...................................................    (1,383)        (617)
                                                                         --------     --------
Net cash used in investing activities..................................    (3,942)      (6,826)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations.....................       (59)         (25)
Proceeds from issuance of common stock.................................       578          268
                                                                         --------     --------
Net cash provided by financing activities..............................       519          243
                                                                         --------     --------
Net increase in cash and cash equivalents..............................     5,395          726
Cash and cash equivalents at beginning of period.......................    39,770       31,452
                                                                         --------     --------
Cash and cash equivalents at end of period.............................  $ 45,165     $ 32,178
                                                                         ========     ========

                            See accompanying notes.

                               REMEDY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of March 31, 1997, and the condensed consolidated statements of income and cash flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1997, and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report and Report on Form 10-K filed with the Securities and Exchange Commission in March 1997.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

 2. STOCK SPLIT

     All shares and per-share amounts have been adjusted to reflect the two-for-one stock dividend effected October 25, 1996.

 3. EARNINGS PER SHARE

     Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of shares issuable upon the exercise of stock options, using the treasury stock method.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.02 and $.01 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Remedy Corporation (the "Company") develops, markets and supports highly adaptable, client/server applications software for support and business processes. The Company was founded in November 1990 and made its initial product shipments in December 1991. The Company has remained profitable beginning with the quarter ended June 30, 1992. There can be no assurance, however, that the Company will remain profitable on a quarterly or annual basis in the future.

     Although the Company has experienced significant percentage growth in revenues and net income in recent years, the Company does not believe prior growth rates are sustainable or indicative of future operating results. In addition, the Company expects increased competition and intends to invest significantly in its business. As a result, the Company does not expect to sustain current operating margins in the future.

     The Company believes that its products are priced substantially below most of its competitors' products. The market for the Company's products is highly competitive, and the Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. Any material reduction in the price of the Company's products would negatively affect gross margins and could materially adversely affect the Company's business, operating results and financial condition if the Company were unable to increase unit sales.

     This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Risk Factors" section on page 11.

                             RESULTS OF OPERATIONS

     The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as increased competition, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates and general economic factors. The Company operates with virtually no order backlog because its software products typically are shipped shortly after orders are received. Furthermore, the Company has often recognized a substantial portion of its revenue in the last month of a quarter, with this revenue frequently concentrated in the last week of a quarter. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter, and revenue for any future quarter is not predictable with any degree of certainty. Product revenue is also difficult to forecast because the market for client/server application software products is rapidly evolving, and the Company's sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. In addition, the Company expects that sales derived through indirect channels, which are harder to predict and have lower margins than direct sales, will increase as a percentage of total revenue. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of the Company's expenses varies with its revenue. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to any of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     The following table sets forth, as a percentage of total revenue, statement of income data for the periods indicated.

                                                                       THREE MONTHS
                                                                           ENDED
                                                                         MARCH 31,
                                                                      ---------------
                                                                      1997        1996
                                                                      ---         ---
        Revenue:
          Product...................................................   69%         72%
          Maintenance and service...................................   31          28
                                                                      ---         ---
                  Total revenue.....................................  100         100
        Costs and expenses:
          Cost of product revenue...................................    4           5
          Cost of maintenance and service revenue...................   13          15
          Research and development..................................   16          18
          Sales and marketing.......................................   32          29
          General and administrative................................    7          10
                                                                      ---         ---
                  Total costs and expenses..........................   72          77
                                                                      ---         ---
        Income from operations......................................   28          23
        Interest income, net........................................    4           4
                                                                      ---         ---
        Income before provision for income taxes....................   32          27
        Provision for income taxes..................................   11          10
                                                                      ---         ---
        Net income..................................................   21%         17%
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

     The Company distributes the majority of its products through its headquarters-based direct sales force, which is complemented by indirect sales channels, including value-added resellers (VARs), system integrators (SIs) and original equipment manufacturers (OEMs). Sales derived through indirect channels accounted for approximately 43% and 45% of the Company's total billings for the three months ended March 31, 1997 and March 31, 1996, respectively. The Company expects that sales derived through indirect channels, which have lower average selling prices and gross margins than direct sales, will increase as a percentage of total revenue. As a result, the Company expects that its gross margins on product sales may decline if sales through indirect channels increase.

     Product Revenue. The Company currently derives substantially all of its product revenue from licenses of the Action Request System. Revenue from product licenses increased by 73% from $9.3 million for the quarter ended March 31, 1996 to $16.1 million in the comparable quarter in 1997. The growing acceptance of the Company's software products in both U.S. and international markets is a major factor in these increases. International sales accounted for approximately 38% of the Company's total revenue for each of the quarters ended March 31, 1996 and March 31, 1997. Substantially all of the period-to-period growth in product revenue was due to higher unit sales volumes. The prices of the Company's products have remained relatively constant from 1992 through March 31, 1997. The Company intends to continue to enhance its current software products as well as to develop new software products. As a result, the Company anticipates that revenue from product licenses will continue to represent a substantial majority of its revenue in the foreseeable future. The Company expects that prior growth rates of the Company's product revenue may not be sustainable in the future.

     Maintenance and Service Revenue. Revenue from services increased by 95% from $3.7 million for the quarter ended March 31, 1996 to $7.2 million in the comparable quarter in 1997. This growth is primarily due to increased licensing activity, which has resulted in increases in revenue from services related to maintenance and support, training and consulting. Renewal of maintenance contracts after the initial one-year term also contributes to the growth rate. The Company expects that prior growth rates of the Company's installed base and, consequently, in the Company's service revenue, may not be sustainable in the future.

     COSTS AND EXPENSES

     Cost of Product Revenue. Cost of product revenue consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, manuals, packaging materials, personnel-related costs and shipping expenses. Cost of product revenue increased from $557,000 for the quarter ended March 31, 1996 to $935,000 for the comparable quarter in 1997, representing 6% of the related product revenue in both quarters. The increase in the dollar amounts of cost of product revenue for the quarter ended March 31, 1997 was primarily due to the higher volumes of product shipped during the quarter. Because all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenue includes no amortization of capitalized software development costs.

     Cost of Maintenance and Service Revenue. Cost of maintenance and service revenue consists primarily of personnel-related costs incurred in providing telephone support, consulting and training to customers. Cost of maintenance and service revenue increased from $1.9 million for the quarter ended March 31, 1996 to $3.1 million in the comparable quarter in 1997, representing 53% and 43% of the related maintenance and service revenue for the respective quarters. Cost of maintenance and service revenue increased significantly in absolute dollars from the quarter ended March 31, 1996 to the quarter ended March 31, 1997 primarily due to increased personnel-related costs as the Company continued to build its customer support and training organizations. In addition, such costs increased from quarter to quarter due to the Company's increased partnering with third-party service providers to deliver consulting services to its customers. The Company believes that cost of maintenance and service revenue will increase in dollar amounts in the future.

     Research and Development. Research and development expenses were $3.7 million and $2.3 million, or 16% and 18% of total revenue, for the quarters ended March 31, 1997 and March 31, 1996, respectively. The increase in dollar amounts in research and development expenses was primarily attributable to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in dollar amounts in the future.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, as well as promotional expenses. Sales and marketing expenses were $7.5 million and $3.8 million, or 32% and 29% of total revenue, for the quarters ended March 31, 1997 and March 31, 1996, respectively. The increase in sales and marketing expenses in both absolute dollar amounts and as a percentage of total revenue was primarily due to the expansion of sales and marketing resources and increased marketing activities, including trade shows and promotional activities. The Company believes that such expenses will increase in dollar amounts and may increase as a percentage of total revenue in the future as the Company expands its sales and marketing staff.

     General and Administrative. General and administrative expenses were $1.5 million and $1.4 million, or 7% and 10% of total revenue, for the quarters ended March 31, 1997 and March 31, 1996, respectively. The increase in dollar amounts was primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in dollar amounts and may increase as a percentage of total revenue in the future as the Company expands its staffing.

     INTEREST INCOME, NET

     Interest Income, net. Interest income, net was $872,000 and $503,000 for the quarters ended March 31, 1997 and March 31, 1996, respectively. The increase in interest income, net for the quarter ended March 31, 1997 is primarily due to the investment of proceeds invested during both the quarters ended March 31, 1997 and March 31, 1996 from the Company's March 1995 initial public offering and investment of cash provided by operating activities.

     PROVISION FOR INCOME TAXES

     The effective tax rates of 35% and 36% for the quarters ended March 31, 1997 and March 31, 1996, respectively differ from the federal statutory rate primarily due to state income taxes, offset by tax-exempt interest income and research and development credits. The Company has recorded $2.2 million in net deferred tax assets at March 31, 1997. No valuation allowance has been provided on this amount based on management's assessment that current levels of taxable income in future years will be sufficient to realize the net deferred tax assets.

                        LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1997 and March 31, 1996, the Company's cash provided by operating activities was $8.8 million and $7.3 million, respectively. The Company's net cash provided by operations for the three months ended March 31, 1997 was primarily attributable to the net income generated in the three-month period.

     During the three months ended March 31, 1997 and March 31, 1996, the Company's investing activities have consisted of purchases of short-term investments and property and equipment. Purchases of short-term investments exceeded maturities by $2.6 million for the three months ended March 31, 1997, primarily due to investment of cash provided by operating activities during the period. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will continue to be invested in investment grade, interest bearing securities.

     Cash used to purchase property and equipment was $1.4 million and $617,000 during the three months ended March 31, 1997 and March 31, 1996, respectively, primarily for computer workstations and file servers for the Company's growing employee base. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on its headquarters facilities and its telephone system.

     At March 31, 1997, the Company had $45.2 million in cash and cash equivalents, $49.5 million in short-term investments and $93.2 million of working capital. The Company also has available a $10.0 million unsecured bank line of credit that expires in June 1997. There were no borrowings outstanding under this line of credit as of March 31, 1997.

     The Company believes that its current cash, cash equivalents and short-term investments balances, cash available under its line of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, significant future growth may require the Company to obtain additional equity or debt financing. There can be no assurance that, in the event that additional financing is required, the Company will be able to raise such additional financing on acceptable terms or at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS:

     Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as increased competition, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates fluctuations and general economic factors. The Company operates with no significant order backlog because its software products typically are shipped shortly after orders are received. Furthermore, the Company has often recognized a substantial portion of its revenue in the last month of a quarter, with these revenues frequently concentrated in the last weeks of a quarter. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter, and revenue for any future quarter are not predictable with any significant degree of certainty. Product revenue is also difficult to forecast because the market for client/server application software products is rapidly evolving, and the Company's sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. In addition, the Company expects that sales derived through indirect channels, which are harder to predict and have lower margins than direct sales, will increase as a percentage of total revenue. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of the Company's expenses varies with its revenue. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

     Dependence on New Products and Rapid Technological Change; Risk of Product Bugs. The client/server application software market is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. During the past year, the Company released several new products, along with significant upgrades to existing product. These products are subject to significant technical risks. If the new products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements after their introduction and has experienced delays or lost revenue during the period required to correct these errors. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     Limited Operating History; Future Operating Results Uncertain; Need to Increase Sales Force. The Company was incorporated in November 1990 and did not begin shipping products until December 1991. Although the Company has experienced significant percentage growth in revenue and net income in recent years, the Company does not believe prior growth rates are sustainable or indicative of future operating results. There can be no assurance that the Company will remain profitable on a quarterly or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenue derived from indirect channels, which have lower margins than direct sales. In particular, the Company intends to hire a significant number of additional sales personnel in 1997 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. The Company increased the size of its headquarters-based direct sales force from 20 to 42 individuals in 1995, from 42 to 100 in 1996 and from 100 to 123 in the quarter ended March 31, 1997. In the past, the Company has experienced difficulty in recruiting a sufficient number of sales persons. If the Company is unable to hire such personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected. The Company expects increased competition and intends to invest significantly in its business. As a result, the Company does not expect to sustain current operating margins in the future.

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

     The Company's business entails a variety of additional risks not mentioned above, such as Management of Growth; Dependence Upon Key Personnel, Expansion of Indirect Channels, International Operations, Dependence on Growth in the Client/Server Computing Market; General Economic and Market Conditions, Dependence on Proprietary Technology; Risks of Infringement, and Product Liability, which are set forth in the "Risk Factors" section of the Company's 1996 Report on form 10-K filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

        NUMBER                               EXHIBIT DESCRIPTION
        ------   ----------------------------------------------------------------------------
         11.1    Computation of Net Income Per Common and Common Equivalent Share
         27.1    Financial Data Schedule (Filed Electronically)

     (b) Reports on Form 8-K: None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1997

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

                                EXHIBIT INDEX

Exhibit
  No.                            Description
-------                          -----------

 11.1                Computation of Net Income Per Common and
                     Common Equivalent Share

 27.1                Financial Data Schedule