Form 10-Q
period 1997-06-30
REMEDY CORP
filed 1997-08-04
CIK 936653

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                                Yes [X]  No [ ]

     There were 27,636,214 shares of the Company's Common Stock, par value $.00005, outstanding on July 31st, 1997.

================================================================================

                               TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
                           PART I  FINANCIAL INFORMATION
Item 1 -- Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996....      3
Condensed Consolidated Statements of Income for the Three and Six Months Ended June
  30, 1997 and June 30, 1996.......................................................      4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30,
  1997 and June 30, 1996...........................................................      5
Notes to Condensed Consolidated Financial Statements...............................      6
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results
  of Operations....................................................................      7
                            PART II  OTHER INFORMATION
Item 4 -- Submission of Matters to a Vote of Security Holders......................     14
Item 6 -- Exhibits and Reports on Form 8-K.........................................     14
SIGNATURE..........................................................................     15

                         PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               REMEDY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                      DECEMBER 31,
                                                                                          1996
                                                                         JUNE 30,     ------------
                                                                           1997
                                                                        -----------
                                                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents...........................................   $  54,487      $ 39,770
  Short-term investments..............................................      47,553        46,987
  Accounts receivable, net of allowance for doubtful accounts of
     $1,364 and $1,248, respectively..................................      20,128        24,189
  Prepaid expenses and other current assets...........................       2,308         1,161
  Deferred tax assets.................................................       2,076         2,035
                                                                          --------      --------
          Total current assets........................................     126,552       114,142
Property and equipment, net...........................................       7,546         5,292
                                                                          --------      --------
                                                                         $ 134,098      $119,434
                                                                          ========      ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................   $   1,209      $  1,639
  Accrued compensation and related liabilities........................       3,424         6,636
  Income taxes payable................................................          --         1,837
  Other accrued liabilities...........................................       4,300         5,652
  Deferred revenue....................................................      12,604        10,430
  Current portion of obligations under capital leases.................         252           230
                                                                          --------      --------
          Total current liabilities...................................      21,789        26,424
Noncurrent portion of obligations under capital leases................         418           513
Stockholders' equity:
  Common Stock and additional paid-in capital.........................      72,661        64,305
  Notes receivable from stockholders..................................         (60)          (60)
  Deferred compensation...............................................        (165)         (255)
  Retained earnings...................................................      39,455        28,507
                                                                          --------      --------
          Total stockholders' equity..................................     111,891        92,497
                                                                          --------      --------
                                                                         $ 134,098      $119,434
                                                                          ========      ========

                            See accompanying notes.

                               REMEDY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            THREE MONTHS
                                                                ENDED           SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                          -----------------     -----------------
                                                           1997      1996        1997      1996
                                                          -------   -------     -------   -------
Revenue:
  Product...............................................  $21,126   $12,594     $37,190   $21,932
  Maintenance and service...............................    8,876     4,418      16,113     8,081
                                                          -------   -------     -------   -------
          Total revenue.................................   30,002    17,012      53,303    30,013
Costs and expenses:
  Cost of product revenue...............................      694       645       1,629     1,202
  Cost of maintenance and service revenue...............    3,565     2,153       6,686     4,091
  Research and development..............................    4,305     3,180       8,020     5,492
  Sales and marketing...................................   10,669     4,945      18,217     8,742
  General and administrative............................    2,086     1,464       3,579     2,821
                                                          -------   -------     -------   -------
          Total costs and expenses......................   21,319    12,387      38,131    22,348
Income from operations..................................    8,683     4,625      15,172     7,665
Interest income, net....................................      992       655       1,864     1,158
                                                          -------   -------     -------   -------
Income before provision for income taxes................    9,675     5,280      17,036     8,823
Provision for income taxes..............................    3,512     1,900       6,088     3,176
                                                          -------   -------     -------   -------
Net income..............................................  $ 6,163   $ 3,380     $10,948   $ 5,647
                                                          =======   =======     =======   =======
Net income per common and common equivalent share.......  $  0.20   $  0.11     $  0.36   $  0.19
                                                          =======   =======     =======   =======
Shares used in computing per share amounts..............   30,195    30,136      30,285    29,860
                                                          =======   =======     =======   =======

                             See accompanying notes

                               REMEDY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE
                                                                                  30,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................................  $ 10,948     $  5,647
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.....................................     1,403          760
     Amortization of deferred compensation.............................        90           89
     Changes in assets and liabilities:
       Accounts receivable.............................................     4,061         (464)
       Prepaid expenses and other current assets.......................    (1,147)        (750)
       Deferred tax asset..............................................       (41)        (212)
       Accounts payable................................................      (430)         155
       Accrued compensation and related liabilities....................    (3,212)        (658)
       Income taxes payable............................................     2,701        4,841
       Other accrued liabilities.......................................    (1,352)       1,265
       Deferred revenue................................................     2,174        1,180
                                                                         --------     --------
Net cash provided by operating activities..............................    15,195       11,853
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments....................................   (65,578)     (47,741)
Maturities of short-term investments...................................    65,012       42,655
Capital expenditures...................................................    (3,611)      (1,864)
                                                                         --------     --------
Net cash used in investing activities..................................    (4,177)      (6,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations.....................      (119)         (54)
Proceeds from issuance of common stock.................................     3,818        1,420
                                                                         --------     --------
Net cash provided by financing activities..............................     3,699        1,366
                                                                         --------     --------
Net increase in cash and cash equivalents..............................    14,717        6,269
Cash and cash equivalents at beginning of period.......................    39,770       31,452
                                                                         --------     --------
Cash and cash equivalents at end of period.............................  $ 54,487     $ 37,721
                                                                         ========     ========

                            See accompanying notes.

                               REMEDY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of June 30, 1997, and the condensed consolidated statements of income for the three months and six months ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 1997.

     The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended June 30, 1997 and June 30, 1996 of $.03 and $.02 per share, respectively. The impact is expected to result in an increase in primary earnings per share for the six months ended June 30, 1997 and June 30, 1996 of $.04 and $.03 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

4. STOCKHOLDERS RIGHTS

     In July 1997, The Company's Board of Directors adopted a Stockholder Rights Plan, effective July 25, 1997, and declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of Remedy's common stock. Following the acquisition by a person or group of 20 percent or more of Remedy's common stock and prior to an acquisition of 50 percent or more of the common stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group), in whole or in part, for consideration per Right consisting of one-half of the common stock that would be issuable upon exercise of one Right. Alternatively, the Rights may be redeemed for 1/10th of a cent per Right, at the option of the Board of Directors, prior to the acquisition by a person or group of beneficial ownership of 20 percent or more of Remedy's common stock or if a person or group announces a tender offer, the consummation of which would result in ownership by a person or group of 20 percent or more of the Company's common stock. The non-taxable dividend distribution will be made on August 29, 1997, payable to Stockholders of record on that date. The Rights will expire on July 24, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Remedy Corporation (the "Company") develops, markets and supports highly adaptable, client/server applications software for support and business processes. The Company was founded in November 1990 and made its initial product shipments in December 1991. The Company has been profitable since the quarter ended June 30, 1992. There can be no assurance, however, that the Company will remain profitable on a quarterly or annual basis in the future.

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

     This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Additional Factors That May Affect Future Results" section on page 11.

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

                                                             THREE MONTHS         SIX MONTHS
                                                                ENDED               ENDED
                                                               JUNE 30,            JUNE 30,
                                                            --------------      --------------
                                                            1997      1996      1997      1996
                                                            ----      ----      ----      ----
    Revenue:
      Product.............................................   70%       74%       70%       73%
      Maintenance and service.............................   30        26        30        27
                                                            ----      ----      ----      ----
              Total revenue...............................  100       100       100       100
    Costs and expenses:
      Cost of product revenue.............................    2         4         3         4
      Cost of maintenance and service revenue.............   12        13        13        14
      Research and development............................   14        19        15        18
      Sales and marketing.................................   36        29        34        29
      General and administrative..........................    7         8         7         9
                                                            ----      ----      ----      ----
              Total costs and expenses....................   71        73        72        74
                                                            ----      ----      ----      ----
    Income from operations................................   29        27        28        26
    Interest income, net..................................    3         4         4         4
                                                            ----      ----      ----      ----
    Income before provision for income taxes..............   32        31        32        30
    Provision for income taxes............................   12        11        11        11
                                                            ----      ----      ----      ----
    Net income............................................   20%       20%       21%       19%
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

     The Company distributes the majority of its products through its headquarters-based direct sales force which is complemented by indirect sales channels, including value-added resellers (VARs), system integrators (SIs) and original equipment manufacturers (OEMs). Sales derived through indirect channels accounted for approximately 46% of the Company's total billings for the quarter ended June 30, 1997 and the six months ended June 30, 1997. The Company expects that sales derived through indirect channels, which have lower average selling prices and gross margins than direct sales, will increase as a percentage of total revenue. As a result, the Company expects that its gross margins on product sales may decline if sales through indirect channels increase.

     Product Revenue. The Company currently derives substantially all of its product revenue from licenses of the Action Request System. Revenue from product licenses increased by 68% from $12.6 million for the quarter ended June 30, 1996 to $21.1 million in the comparable quarter in 1997. Product license fees increased 70% from $21.9 million for the six months ended June 30, 1996 to $37.2 million in the comparable period in 1997. The growing acceptance of the Company's software products in both U.S. and international markets is a major factor in these increases. International sales accounted for approximately 37% and 38% of the Company's total revenue for the quarters ended June 30, 1997 and 1996, respectively. International sales accounted for approximately 38% of the Company's total revenue for the six months ended June 30, 1997 and 1996. Substantially all of the period-to-period growth in product revenue was due to higher unit sales volumes. The prices of the Company's products have remained relatively constant from 1992 through June 30, 1997. The Company intends to continue to enhance its current software products as well as to develop new software products. As a result, the Company anticipates that revenue from product licenses will continue to represent a substantial majority of its revenue in the foreseeable future. The Company expects that prior growth rates of the Company's product revenue may not be sustainable in the future.

     Maintenance and Service Revenue. Maintenance and service revenue increased by 101% from $4.4 million for the quarter ended June 30, 1996 to $8.9 million in the comparable quarter in 1997. Service revenue increased 99% from $8.1 million for the six months ended June 30, 1996 to $16.1 million in the comparable 1997 period. This growth is primarily due to increased licensing activity, which has resulted in increases in revenue from maintenance and support, training and consulting services. Renewal of maintenance contracts after the initial one-year term also contributes to the growth rate. The Company expects that prior growth rates of the Company's installed base and, consequently, in the Company's service revenue, may not be sustainable in the future.

  Costs and Expenses

     Cost of Product Revenue. Cost of product revenue consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, manuals, packaging materials, personnel-related costs and shipping expenses. Cost of product revenue increased from $645,000 for the quarter ended June 30, 1996 to $694,000 for the comparable quarter in 1997, representing 5% and 3% of the related product revenue in such quarters, respectively. Cost of product revenue increased from $1.2 million for the first six months ended June 30, 1996 to $1.6 million in the comparable 1997 period, representing 5% and 4% of related product revenue in such periods, respectively. The increase in the dollar amounts of cost of product revenue for the quarter ended June 30, 1997 was primarily due to the higher volumes of product shipped during the quarter. Because all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenue includes no amortization of capitalized software development costs.

     Cost of Maintenance and Service Revenue. Cost of maintenance and service revenue consists primarily of personnel-related costs incurred in providing telephone support, consulting and training to customers. Cost of maintenance and service revenue increased from $2.2 million for the quarter ended June 30, 1996 to $3.6 million in the comparable quarter in 1997, representing 49% and 40% of the related maintenance and service revenue for the respective quarters. Cost of maintenance and service revenue increased from $4.1 million for the six months ended June 30, 1996 to $6.7 million in the comparable 1997 period, representing 51% and 41%, respectively, of the related maintenance and service revenue in such periods. Cost of maintenance and service revenue increased significantly in absolute dollars from the quarter ended June 30, 1996 to the quarter ended June 30, 1997, primarily due to increased personnel-related costs as the Company continued to build its customer support and training organizations. In addition, such costs increased from quarter to quarter due to the Company's increased partnering with third-party service providers to deliver consulting services to its customers. The Company believes that cost of maintenance and service revenue will increase in dollar amounts in the future.

     Research and Development. Research and development expenses were $3.2 million and $4.3 million, or 19% and 14% of total revenue, for the quarters ended June 30, 1996 and June 30, 1997, respectively. Research and development expenses increased from $5.5 million for the six months ended June 30, 1996 to $8.0 million in the comparable 1997 period, or 18% and 15% of total revenue, respectively. The increases in dollar amounts in research and development expenses were primarily attributable to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in dollar amounts in the future.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, as well as promotional expenses. Sales and marketing expenses were $4.9 million and $10.7 million, or 29% and 36% of total revenue, for the quarters ended June 30, 1996 and June 30, 1997, respectively. Sales and marketing expenses increased from $8.7 million for the six months ended June 30, 1996 to $18.2 million in the comparable 1997 period, or 29% and 34% of total revenue, respectively. The increases in sales and marketing expenses in both absolute dollar amounts and as a percentage of total revenue were primarily due to the expansion of sales and marketing resources and increased marketing activities, including trade shows and promotional activities. The Company believes that such expenses will increase in dollar amounts and may increase as a percentage of total revenue in the future as the Company expands its sales and marketing staff.

     General and Administrative. General and administrative expenses were $1.5 million and $2.1 million, or 9% and 7% of total revenue, for the quarters ended June 30, 1996 and June 30, 1997, respectively. General and administrative expenses increased from $2.8 million for the six months ended June 30, 1996 to $3.6 million for the comparable 1997 period, or 9% and 7% of total revenue, respectively. The increases in dollar amounts were primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in dollar amounts and may increase as a percentage of total revenue in the future as the Company expands its staffing.

  Interest Income, net

     Interest Income, net. Interest income, net was $655,000 and $992,000 for the quarters ended June 30, 1996 and June 30, 1997, respectively. Interest income, net increased from $1.2 million for the six months ended June 30, 1996 to $1.9 million for the comparable 1997 period. The increase in interest income, net for the quarter ended June 30, 1997 is primarily due to the investment of increased amounts of cash provided by operating activities.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1997 and June 30, 1996, the Company's cash provided by operating activities was $15.2 million and $11.9 million, respectively. The Company's net cash provided by operations for the six months ended June 30, 1997 was primarily attributable to the net income generated in the six-month period.

     During the six months ended June 30, 1997 and June 30, 1996, the Company's investing activities have consisted of purchases of short-term investments and property and equipment. Purchases of short-term investments exceeded maturities by $566,000 for the six months ended June 30, 1997, primarily due to investment of cash provided by operating activities during the period. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will continue to be invested in investment grade, interest-bearing securities.

     Cash used to purchase property and equipment was $3.6 million and $1.9 million during the six months ended June 30, 1997 and June 30, 1996, respectively, primarily for computer workstations and file servers for the Company's growing employee base. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on its headquarters and Pleasanton facilities, and its telephone system.

     At June 30, 1997, the Company had $54.5 million in cash and cash equivalents, $47.5 million in short-term investments and $104.7 million of working capital. The Company also has available a $15 million unsecured bank line of credit that expires in June 1998. There were no borrowings outstanding under this line of credit as of June 30,1997.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

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

     Competition. The client/server application software market is intensely competitive and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including: (i) other software companies,
(ii) third-party professional services organizations that develop custom software, and (iii) management information systems departments of potential customers that develop custom software. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server application software market continues to develop and expand. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Some of the Company's current, and many of the Company's potential, competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company can. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition

     Dependence on New Products and Rapid Technological Change; Risk of Product Bugs. The client/server application software market is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. During the past year, the Company released several new products, along with significant upgrades to existing products. These new products, and upgrades to existing products, are subject to significant technical risks. If the new products and upgrades do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements after their introduction and has experienced delays or lost revenue during the period required to correct these errors. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     Limited Operating History; Future Operating Results Uncertain; Need to Increase Sales Force. The Company was incorporated in November 1990 and did not begin shipping products until December 1991. Although the Company has experienced significant percentage growth in revenue and net income in recent years, the Company does not believe prior growth rates are sustainable or indicative of future operating results. There can be no assurance that the Company will remain profitable on a quarterly or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenue derived from indirect channels, which have lower margins than direct sales. In particular, the Company intends to hire a significant number of additional sales personnel in the second half of 1997 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. In the past, the Company has experienced difficulty in recruiting a sufficient number of sales persons. If the Company is unable to hire such personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected. The Company expects increased competition and intends to invest significantly in its business. As a result, the Company does not expect to sustain current operating margins in the future.

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

     The Company's business entails a variety of additional risks not mentioned above, such as Management of Growth; Dependence Upon Key Personnel, Expansion of Indirect Channels, International Operations, Dependence on Growth in the Client/Server Computing Market; General Economic and Market Conditions, Dependence on Proprietary Technology; Risks of Infringement, and Product Liability, which are set forth in the "Risk Factors" section of the Company's 1996 Report on form 10-K filed with the Securities and Exchange Commission in March 1997.

                           PART II  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 21, 1997, the Annual Meeting of Stockholders of Remedy Corporation was held in Mountain View, California.

     An election of directors was held, with the following individuals being elected to the Board of Directors of the Company:

            Lawrence L. Garlick......  (25,282,561 votes for, 3,050 votes withheld)
            David A. Mahler..........  (25,282,561 votes for, 3,050 votes withheld)
            Harvey C. Jones, Jr......  (25,282,561 votes for, 3,050 votes withheld)
            John F. Shoch............  (25,127,311 votes for, 158,300 votes withheld)
            James R. Swartz..........  (25,127,311 votes for, 158,300 votes withheld)

     Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

     1. To approve an amendment to and restatement of the Company's Certificate of Incorporation (i) to increase the number of shares of Common Stock that the Company is authorized to issue from 60,000,000 to 120,000,000, and (ii) to increase the number of shares of Preferred Stock that the Company is authorized to issue from 10,000,000 to 20,000,000. (19,655,067 votes in favor, 1,584,360 votes opposed, 3,317 votes abstaining.)

     2. To approve amendments of the 1995 Stock Option/Stock Issuance Plan, including an increase to the number of shares available, as described in the proxy statement. (14,907,317 votes in favor, 6,233,704 votes opposed, 101,723 votes abstaining.)

     3. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1997. (25,248,645 votes in favor, 34,810 votes opposed, 2,156 votes abstaining.)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

    NUMBER                                  EXHIBIT DESCRIPTION
    ------     ------------------------------------------------------------------------------
     11.1      Computation of Net Income Per Common and Common Equivalent Share
     11.2      Amended Bylaws
     27.1      Financial Data Schedule (Filed Electronically)

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

Dated: July 31, 1997

                                 EXHIBIT INDEX

                                                                                       SEQUENTIALLY
       EXHIBIT                                                                           NUMBERED
        NUMBER                                  EXHIBIT                                    PAGE
    --------------   --------------------------------------------------------------    ------------
         11.1        Computation of Net Income Per Common and Common Equivalent
                     Share.........................................................
         11.2        Amended Bylaws................................................
         27.1        Financial Data Schedule.......................................