Form 10-Q
period 1997-09-30
REMEDY CORP
filed 1997-11-05
CIK 936653

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

                                 (650) 903-5200
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No ______

     There were 28,170,411 shares of the Company's Common Stock, par value $.00005, outstanding on October 30, 1997.

================================================================================

                               TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
PART I    FINANCIAL INFORMATION
Item 1 -- Financial Statements:
          Condensed Consolidated Balance Sheets as of September 30, 1997 and December
          31, 1996...................................................................     1
          Condensed Consolidated Statements of Income for the Three and Nine Months
          Ended September 30, 1997 and 1996..........................................     2
          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 1997 and 1996................................................     3
          Notes to Condensed Consolidated Financial Statements.......................     4
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of
          Operations.................................................................     6

PART II   OTHER INFORMATION
Item 6 -- Exhibits and Reports on Form 8-K...........................................    12

SIGNATURE............................................................................    13

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               REMEDY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1997              1996
                                                                     -------------     ------------
                                                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents........................................    $  58,276         $ 39,770
  Short-term investments...........................................       54,929           46,987
  Accounts receivable, net of allowance for doubtful accounts of
     $1,641 and $1,248 respectively................................       28,247           24,189
  Prepaid expenses and other current assets........................        1,983            1,161
  Deferred tax asset...............................................        2,180            2,035
                                                                        --------         --------
          Total current assets.....................................      145,615          114,142
Property and equipment, net........................................        8,830            5,292
                                                                        --------         --------
                                                                       $ 154,445         $119,434
                                                                        ========         ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................    $   1,213         $  1,639
  Accrued compensation and related liabilities.....................        5,080            6,636
  Income taxes payable.............................................          936            1,837
  Other accrued liabilities........................................        6,023            5,652
  Deferred revenue.................................................       14,393           10,430
  Current portion of obligations under capital leases..............          334              230
                                                                        --------         --------
          Total current liabilities................................       27,979           26,424
Noncurrent portion of obligations under capital leases.............          517              513
Stockholders' equity:
Common stock and additional paid-in capital........................       78,561           64,305
Notes receivable from stockholders.................................          (60)             (60)
Deferred compensation..............................................         (120)            (255)
Retained earnings..................................................       47,568           28,507
                                                                        --------         --------
          Total stockholders' equity...............................      125,949           92,497
                                                                        --------         --------
                                                                       $ 154,445         $119,434
                                                                        ========         ========

                            See accompanying notes.

                               REMEDY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS
                                                             ENDED SEPTEMBER    NINE MONTHS ENDED
                                                                   30,            SEPTEMBER 30,
                                                            -----------------   -----------------
                                                             1997      1996      1997      1996
                                                            -------   -------   -------   -------
Revenue:
  Products................................................  $27,001   $15,729   $64,191   $37,661
  Maintenance and service.................................   10,065     5,284    26,178    13,365
                                                            -------   -------   -------   -------
          Total revenue...................................   37,066    21,013    90,369    51,026
Costs and expenses:
  Cost of product revenue.................................      849       666     2,478     1,868
  Cost of maintenance and service revenue.................    4,266     2,582    10,952     6,673
  Research and development................................    6,286     3,491    14,306     8,983
  Sales and marketing.....................................   11,728     6,250    29,945    14,992
  General and administrative..............................    2,282     1,802     5,861     4,623
                                                            -------   -------   -------   -------
  Total costs and expenses................................   25,411    14,791    63,542    37,139
Income from operations....................................   11,655     6,222    26,827    13,887
Interest income, net......................................    1,081       642     2,945     1,800
                                                            -------   -------   -------   -------
Income before provision for income taxes..................   12,736     6,864    29,772    15,687
Provision for income taxes................................    4,623     2,471    10,711     5,647
                                                            -------   -------   -------   -------
Net income................................................  $ 8,113   $ 4,393   $19,061   $10,040
                                                            =======   =======   =======   =======
Net income per common and common equivalent share.........  $  0.27   $  0.15   $  0.63   $  0.34
                                                            =======   =======   =======   =======
Shares used in computing per share amounts................   30,501    29,842    30,357    29,854
                                                            =======   =======   =======   =======

                            See accompanying notes.

                               REMEDY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                          SEPTEMBER 30, 1997
                                                                        ----------------------
                                                                          1997          1996
                                                                        ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................................    $  19,061     $ 10,040
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization..................................        2,304        1,226
     Amortization of deferred compensation..........................          135          134
     Changes in assets and liabilities:
       Accounts receivable..........................................       (4,058)      (2,973)
       Prepaid expenses and other current assets....................         (822)        (589)
       Deferred tax asset...........................................         (145)        (212)
       Accounts payable.............................................         (426)        (302)
       Accrued compensation and related liabilities.................       (1,556)         655
       Income taxes.................................................        7,186        7,307
       Other accrued liabilities....................................          371        3,019
       Deferred revenue.............................................        3,963        2,483
                                                                        ---------     --------
Net cash provided by operating activities...........................       26,013       20,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments.................................     (115,658)     (73,166)
Maturities of short-term investments................................      107,716       64,213
Capital expenditures................................................       (5,639)      (3,048)
                                                                        ---------     --------
Net cash used in investing activities...............................      (13,581)     (12,001)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations..................          (95)         (91)
Proceeds from issuance of common stock..............................        6,169        1,901
                                                                        ---------     --------
Net cash provided by financing activities...........................        6,074        1,810
                                                                        ---------     --------
Net increase in cash and cash equivalents...........................       18,506       10,597
Cash and cash equivalents at beginning of period....................       39,770       31,452
                                                                        ---------     --------
Cash and cash equivalents at end of period..........................    $  58,276     $ 42,049
                                                                        =========     ========

                            See accompanying notes.

                               REMEDY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of September 30, 1997, and the condensed consolidated statements of income for the three months and nine months ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

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

     The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended September 30, 1997 and September 30, 1996 of $.02 per share. The impact is expected to result in an increase in primary earnings per share for the nine months ended September 30, 1997 and September 30, 1996 of $.07 and $.04 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

4. STOCKHOLDERS RIGHTS

     In July 1997, the Company's Board of Directors adopted a Stockholder Rights Plan, effective July 25, 1997, and declared a dividend distribution of one Preferred Share Purchase Right (a "right") on each outstanding share of Remedy's common stock. The Rights will not become exercisable, and will continue to trade with the common stock, unless a person or group acquires 20 percent or more of Remedy's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20 percent or more of the Company's common stock. Each Right will entitle a stockholder to buy one one-thousandth of a share of a newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $230 per one one-thousandth of a share. If a person or group acquires 20 percent or more of Remedy's outstanding common stock or announces a tender offer, the consummation of which would result in

                               REMEDY CORPORATION

                                  (UNAUDITED)

ownership by a person or group of 20 percent or more of the Company's common stock, each Right will entitle its holder (other than the acquiring person or group) to purchase, at the Rights then current exercise price, a number of Remedy's common stock shares having a market value of twice that price. In addition, if Remedy is acquired in a merger or other business combination transaction after a person has acquired 20 percent or more of Remedy's outstanding common stock, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring Company's common shares having a market value of twice that price.

     Following the acquisition by a person or group of 20 percent or more of Remedy's common stock and prior to an acquisition of 50 percent or more of the common stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group), in whole or in part, for consideration per Right consisting of one-half of the common stock that would be issuable upon exercise of one Right. Alternatively, the Rights may be redeemed for 1/10th of a cent per Right, at the option of the Board of Directors, prior to the acquisition by a person or group of beneficial ownership of 20 percent or more of Remedy's common stock or if a person or group announces a tender offer, the consummation of which would result in ownership by a person or group of 20 percent or more of the Company's common stock. The non-taxable dividend distribution was made on August 29, 1997, payable to Stockholders of record on that date. The Rights will expire on July 24, 2007.

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

     The statements contained in this Report on Form 10Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. Forward looking statements include statements regarding future sales, market growth and competition. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. Actual results could differ materially from the Company's current expectations. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Additional Factors That May Affect Future Results" section on page 12 and other factors and risks discussed in the Company's annual report on Form 10-K dated March 24, 1997 and other reports filed from time to time with the Securities and Exchange Commission.

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

                                                               THREE MONTHS       NINE MONTHS
                                                                   ENDED             ENDED
                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                               -------------     -------------
                                                               1997     1996     1997     1996
                                                               ----     ----     ----     ----
    Revenue:
      Product................................................   73%      75%      71%      74%
      Maintenance and service................................   27       25       29       26
                                                               ---      ---      ---      ---
              Total revenue..................................  100      100      100      100
                                                               ---      ---      ---      ---
    Costs and expenses:
      Cost of product revenue................................    2        3        3        4
      Cost of maintenance and service revenue................   12       12       12       13
      Research and development...............................   17       17       16       18
      Sales and marketing....................................   32       30       33       29
      General and administrative.............................    6        8        6        9
                                                               ---      ---      ---      ---
              Total costs and expenses.......................   69       70       70       73
                                                               ---      ---      ---      ---
    Income from operations...................................   31       30       30       27
    Interest income, net.....................................    3        3        3        4
                                                               ---      ---      ---      ---
    Income before provision for income taxes.................   34       33       33       31
    Provision for income taxes...............................   12       12       12       11
                                                               ---      ---      ---      ---
    Net income...............................................   22%      21%      21%      20%
                                                               ===      ===      ===      ===

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

     The Company distributes the majority of its products through its headquarters-based direct sales force, which is complemented by indirect sales channels, including value-added resellers (VARs), system integrators (SIs) and original equipment manufacturers (OEMs). Sales derived through indirect channels accounted for approximately 39% of the Company's total billings for the quarter ended September 30, 1997 and 43% for the nine months ended September 30, 1997. The Company expects that sales derived through indirect channels, which have lower average selling prices and gross margins than direct sales, will increase as a percentage of total revenue. As a result, the Company expects that its gross margins on product sales may decline if sales through indirect channels increase.

     Product Revenue. The Company currently derives substantially all of its product revenue from licenses of the Action Request System. Revenue from product licenses increased by 72% from $15.7 million for the quarter ended September 30, 1996 to $27.0 million in the comparable quarter in 1997. Product license fees increased 70% from $37.7 million for the nine months ended September 30, 1996 to $64.2 million in the comparable period in 1997. The growing acceptance of the Company's software products in both U.S. and international markets is a major factor in these increases. International sales accounted for approximately 31% and 34% of the Company's total revenue for the quarters ended September 30, 1997 and 1996, respectively. International sales accounted for approximately 35% of the Company's total revenue for the nine months ended September 30, 1997 and 36% for the nine months ended September 30, 1996. Substantially all of the period-to-period growth in product revenue was due to higher unit sales volumes. The prices of the Company's products have remained relatively constant from 1992 through September 30, 1997. The Company intends to continue to enhance its current software products as well as to develop new software products. As a result, the Company anticipates that revenue from product licenses will continue to represent a substantial majority of its revenue in the foreseeable future. The Company expects that prior growth rates of the Company's product revenue may not be sustainable in the future.

     Maintenance and Service Revenue. Maintenance and service revenue increased by 91% from $5.3 million for the quarter ended September 30, 1996 to $10.1 million in the comparable quarter in 1997. Maintenance and service revenue increased 96% from $13.4 million for the nine months ended September 30, 1996 to $26.2 million in the comparable 1997 period. This growth is primarily due to increased licensing activity, which has resulted in increases in revenue from maintenance and support, training and consulting services. Renewal of maintenance contracts after the initial one-year term also contributes to the growth rate. The Company expects that prior growth rates of the Company's installed base and, consequently, in the Company's service revenue, may not be sustainable in the future.

COSTS AND EXPENSES

     Cost of Product Revenue. Cost of product revenue consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, manuals, packaging materials, personnel-related costs and shipping expenses. Cost of product revenue increased from $666,000 for the quarter ended September 30, 1996 to $849,000 for the comparable quarter in 1997, representing 4% and 3% of the related product revenue in such quarters, respectively. Cost of product revenue increased from $1.9 million for nine months ended September 30, 1996 to $2.5 million in the comparable 1997 period, representing 5% and 4% of related product revenue in such periods, respectively. The increase in the dollar amounts of cost of product revenue for the quarter ended September 30, 1997 was primarily due to the higher volumes of product shipped during the quarter. Because all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenue includes no amortization of capitalized software development costs.

     Cost of Maintenance and Service Revenue. Cost of maintenance and service revenue consists primarily of personnelrelated costs incurred in providing telephone support, consulting and training to customers. Cost of maintenance and service revenue increased from $2.6 million for the quarter ended September 30, 1996 to $4.3 million in the comparable quarter in 1997, representing 49% and 42% of the related maintenance and service revenue for the respective quarters. Cost of maintenance and service revenue increased from $6.7 million for the nine months ended September 30, 1996 to $11.0 million in the comparable 1997 period, representing 50% and 42%, respectively, of the related maintenance and service revenue in such periods. Cost of maintenance and service revenue increased significantly in absolute dollars from the quarter ended September 30, 1996 to the quarter ended September 30, 1997, primarily due to increased personnel-related costs as the Company continued to build its customer support and training organizations. In addition, such costs increased from quarter to quarter due to the Company's increased partnering with third-party service providers to deliver consulting services to its customers. The Company believes that cost of maintenance and service revenue will increase in dollar amounts in the future.

     Research and Development. Research and development expenses were $3.5 million and $6.3 million, or 17% of total revenue, for the quarters ended September 30, 1996 and September 30, 1997, respectively. Research and development expenses increased from $9.0 million for the nine months ended September 30, 1996 to $14.3 million in the comparable 1997 period, or 18% and 16% of total revenue, respectively. The increases in dollar amounts in research and development expenses were primarily attributable to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in dollar amounts in the future.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, as well as promotional expenses. Sales and marketing expenses were $6.3 million and $11.7 million, or 30% and 32% of total revenue, for the quarters ended September 30, 1996 and September 30, 1997, respectively. Sales and marketing expenses increased from $15.0 million for the nine months ended September 30, 1996 to $29.9 million in the comparable 1997 period, or 29% and 33% of total revenue, respectively. The increases in sales and marketing expenses in both absolute dollar amounts and as a percentage of total revenue were primarily due to the expansion of sales and marketing resources and increased marketing activities, including trade shows and promotional activities. The Company believes that such expenses will increase in dollar amounts and may increase as a percentage of total revenue in the future as the Company expands its sales and marketing staff.

     General and Administrative. General and administrative expenses were $1.8 million and $2.3 million, or 8% and 6% of total revenue, for the quarters ended September 30, 1996 and September 30, 1997, respectively. General and administrative expenses increased from $4.6 million for the nine months ended September 30, 1996 to $5.9 million for the comparable 1997 period, or 9% and 6% of total revenue, respectively. The increases in dollar amounts were primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in dollar amounts and may increase as a percentage of total revenue in the future as the Company expands its staffing.

INTEREST INCOME, NET

     Interest Income, net. Interest income, net was $642,000 and $1.1 million for the quarters ended September 30, 1996 and September 30, 1997, respectively. Interest income, net increased from $1.8 million for the nine months ended September 30, 1996 to $2.9 million for the comparable 1997 period. The increase in interest income, net for the quarter ended September 30, 1997 is primarily due to the investment of increased amounts of cash provided by operating activities.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1997 and September 30, 1996, the Company's cash provided by operating activities was $26.0 million and $20.8 million, respectively. The Company's net cash provided by operations for the nine months ended September 30, 1997 was primarily attributable to the net income generated in the nine-month period.

     During the nine months ended September 30, 1997 and September 30, 1996, the Company's investing activities have consisted of purchases of short-term investments and property and equipment. Purchases of short-term investments exceeded maturities by $7.9 million for the nine months ended September 30, 1997, primarily due to investment of cash provided by operating activities during the period. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will continue to be invested in investment grade, interest-bearing securities.

     Cash used to purchase property and equipment was $5.6 million and $3.0 million during the nine months ended September 30, 1997 and September 30, 1996, respectively, primarily for computer workstations and file servers for the Company's growing employee base. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on its headquarters and Pleasanton facilities, and its telephone system.

     At September 30, 1997, the Company had $58.3 million in cash and cash equivalents, $54.9 million in short-term investments and $117.6 million of working capital. The Company also has available a $15.0 million unsecured bank line of credit that expires in June 1998. There were no borrowings outstanding under this line of credit as of September 30, 1997.

     The Company believes that its current cash, cash equivalents and short-term investments balances, cash available under its line of credit and cash flow from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, significant future growth may require the Company to obtain additional equity or debt financing. There can be no assurance that, in the event that additional financing is required, the Company will be able to raise such additional financing on acceptable terms or at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as increased competition, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates fluctuations and general economic factors. The Company operates with no significant order backlog because its software products typically are shipped shortly after orders are received. Furthermore, the Company has often recognized a substantial portion of its revenue in the last month of a quarter, with these revenues frequently concentrated in the last week of a quarter. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter, and revenue for any future quarter is not predictable with any significant degree of certainty. Product revenue is also difficult to forecast because the market for client/server application software products is rapidly evolving, and the Company's sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. In addition, the Company expects that sales derived through indirect channels, which are harder to predict and have lower margins than direct sales, will increase as a percentage of total revenue. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of the Company's expenses varies with its revenue. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

     Limited Operating History; Future Operating Results Uncertain; Need to Increase Sales Force. The Company was incorporated in November 1990 and did not begin shipping products until December 1991. Although the Company has experienced significant percentage growth in revenue and net income in recent years, the Company does not believe prior growth rates are sustainable or indicative of future operating results. There can be no assurance that the Company will remain profitable on a quarterly or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenue derived from indirect channels, which have lower margins than direct sales. In particular, the Company intends to hire a significant number of additional sales personnel in the fourth quarter of 1997 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. In the past, the Company has experienced difficulty in recruiting a sufficient number of sales persons. If the Company is unable to hire such personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected. The Company expects increased competition and intends to invest significantly in its business. As a result, the Company does not expect to sustain current operating margins in the future.

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

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) List of Exhibits

  NUMBER                      EXHIBIT DESCRIPTION
  ------   ----------------------------------------------------------
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

Dated: October 31, 1997

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