Form 10-K
period 1997-12-31
REMEDY CORP
filed 1998-03-30
CIK 936653

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                   FORM 10-K

(MARK ONE)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    (No Fee Required)

                  For the fiscal year ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    (No Fee Required)

            For the transition period from ____________ to ____________
                          Commission file number 0-25494

                                REMEDY CORPORATION
              (exact name of Registrant as specified in its charter)

                     DELAWARE                                           77-0265675
         (State or Other jurisdiction of                   (I.R.S. Employer Identification No.)
          incorporation or Organization)

                   1505 SALADO DRIVE, MOUNTAIN VIEW, CA 94043

                                 (650) 903-5200
               Registrant's Telephone Number, Including Area Code

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:
                        COMMON STOCK, $.00005 PAR VALUE;
              PREFERRED SHARE PURCHASE RIGHTS, $.00005 PAR VALUE;
                    REGISTERED ON THE NASDAQ NATIONAL MARKET
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 1998 was approximately $465,206,727 (based on the last reported sale price of $18.875 on March 3, 1998 on the Nasdaq National Market).

     The number of shares of Common Stock outstanding as of March 3, 1998 was 28,828,730.

                      DOCUMENTS INCORPORATED BY REFERENCE


DOCUMENT                                             FORM 10-K REFERENCE
  -------------------------------------------        ------------------------------------
  Proxy Statement for Registrant's Annual            Part III, Items 10-13
  Meeting
  to be held on May 28, 1998                         Part II, Items 6-8
  Annual Report to Stockholders for the              Part IV, Item 14
  fiscal
  year ended December 31, 1997

================================================================================

                                     PART I

     The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The Company's actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" in Item 1 of this section, as well as those discussed elsewhere in this Report, and the risks discussed in the Company's Securities and Exchange Commission Filings.

ITEM 1.  BUSINESS.

     Remedy Corporation ("Remedy" or the "Company") develops, markets and supports highly adaptable, client/server applications software for support and business processes. The Company's Remedy Help Desk application is primarily used today as an internal help desk application for tracking and resolving support requests and problems in PC, UNIX and NT computing environments. The Company's Action Request System ("AR System") is used as the foundation on which the Company's applications are based. Additional applications provided by the Company include Remedy Asset Management, Remedy Change Management, and Remedy Service Level Agreements. Additionally, the Company provides companion products, such as ARWeb and Flashboards, for complete customer solutions. Due to its versatility, the AR System is also used as the foundation for automating and consolidating additional internal business operations related to the help desk, in a market referred to as the Consolidated Operations Management ("COM") market.

     The Company was incorporated on November 20, 1990 in Delaware. The Company maintains its executive offices and principal facilities at 1505 Salado Drive, Mountain View, California 94043. Its telephone number is (650) 903-5200.

BACKGROUND

     The Company believes that few organizations have fully realized the potential benefits offered by client/server computing. In particular, the need for an adaptable internal help desk must be addressed as a prerequisite for a well-managed computing infrastructure. Moreover, to realize the full benefits of applying client/server applications to meet the demands of changing support and business processes, the Company believes that a new class of highly adaptable, client/server application software is required.

     The Company's technology and applications are also well suited for a variety of internal business processes in the COM market, including change management, asset management, customer and technical support, defect tracking, service level agreement tracking, project tracking, facilities management and inventory management. These applications are based on the Company's AR System, which employs an easy-to-use client interface over a workflow server and an incident tracking relational database. The following are the key attributes of the Remedy solution:

     Adaptability Without Programming. The AR System offers users the versatility of a spreadsheet, enabling customers to create or alter all visual, functional and process definitions without programming. End users can customize their interface to match their role in a process. Departments or lines of business can select and tailor the information to be tracked and define the workflow of a process. Information technology organizations can quickly adapt the AR System to any internal operational process that involves a group of people who must proactively respond to frequent incidents or requests. When a process needs to be changed, creating the database fields, process workflow and application linkages can occur rapidly. More importantly, the application is adaptable to meet most future requirements, without costly programming.

     Scalable, High Performance Architecture. The Company's product architecture offers users departmental to enterprise scalability with high system performance. Remedy applications are scalable across a range of sites from small department networks to multi-site, global implementations. Performance is optimized as only the required amount of information is moved between clients and servers, thereby minimizing end user response time and maximizing utilization of an organization's computing and networking resources.

     Fast and Broad Deployment. The Company's application design and licensing practices allows for fast deployment to a broad range of users. While the Remedy Help Desk application is highly adaptable, it comes as a complete solution, ready to provide a high degree of functionality to users upon initial installation. User capabilities for self help, status query and direct problem submission are all offered at no cost to users, providing additional value to both user and help desk staff.

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

     The Company's AR System foundation provides important technology for organizations implementing process improvement or re-engineering. New process solutions or modifications can be quickly prototyped for evaluation. Proactive workflow notifications can reduce delays previously caused by unaddressed requests. Information is more readily available to the people making the decisions and serving the customer. Process performance can be easily monitored, measured and displayed, identifying problems or additional opportunities for further improvement. These features represent fundamental enabling technologies critical for building successful client/server applications for support and business processes.

PRODUCTS

REMEDY HELP DESK

     The Remedy Help Desk, based on the AR System foundation, is a client/server application that is primarily used as an internal help desk application for tracking and resolving support requests and problems in PC, UNIX and NT computing environments. Due to its versatility, the Remedy Help Desk application is easily adapted to and used for many other internal operations. Using simple point-and-click methods, customers adapt the application's workflow and tracking capability to the unique information, process and integration requirements of their department or enterprise.

     The client/server architecture of the Remedy Help Desk balances functionality among three elements: desktop client, workflow server and database server. The desktop client and workflow server communicate via industry standard remote procedure calls that allow clients to access servers over local area networks ("LANs"), wide area networks ("WANs"), and dial-up phone lines, without concern about mixed hardware or software environments. The workflow server actively manages and coordinates the progress of incidents from inception to closure. It makes all routing, escalation, access control and integration decisions prior to communicating new or updated information to the database server. The product employs a low-impact transaction model that moves only the necessary information between client and workflow server, thereby conserving bandwidth and giving users WAN and dial-up performance that is similar to LAN performance. The database server stores and maintains incident information and related information, such as detailed information about the computing configuration of the customer that submitted an incident. The contents of the database become a knowledge repository that can be consulted in resolving future incidents. The database may be co-resident with the server or on a different system, in which case it is accessed using the database vendor's communication methods.

FLASHBOARDS

     Flashboards is an independent companion product to the Remedy Help Desk. It presents panels of graphical charts and meters that show current and historical measures of process quality and performance. Such measures are useful for organizations that want a quantitative view of their processes, whether for continual improvement or to make informed planning decisions. The product's client/server architecture is similar to that of the Remedy Help Desk. Clients run on the desktops of users who are managing or participating in a process, such as a customer support hot-line, and support one or more visual panels. The Flashboard Server is designed to run on any processor and accesses the AR Server for statistics about the process. It optimizes access to the AR Server on behalf of all users, greatly reducing load compared to other report and statistics generating tools. The Flashboard Administrator Tool allows point-and-click definition of panels, which contain graphical representations of virtually any process metric accessible in the AR System. The product features the ability to continually view and compare the process metrics over time. Users are able to view several metrics synchronized in time for quickly correlating multiple trends. Flashboards is highly adaptable and assists organizations in meeting their quality and operational goals as they constantly change and evolve.

ARWEB

     ARWeb is an independent companion product to the Remedy Help Desk. It is a gateway between the Remedy Help Desk application and a World Wide Web server. It is designed to allow Internet browsers to be clients of the Remedy Help Desk. The product converts the form-like views of the Remedy Help Desk into Worldwide Web browser forms dynamically and automatically as they are accessed. Since the Remedy Help Desk allows flexible customization of forms, Worldwide Web browser users will benefit from that customization without learning HTML, the Worldwide Web browser graphics forms language.

DISTRIBUTED SERVER OPTION

     The Distributed Server Option for the Remedy Help Desk expands the help desk solution to multiple locations and multiple applications across the corporate enterprise. The highly efficient architecture enables information transfer to specialized departments or individuals throughout the enterprise. It enables automatic data transfer between AR System servers while maintaining consistent information throughout the environment. Each site retains its autonomy for administration and operation while benefiting from sharing information with other sites. The Distributed Server Option coordinates requests between independent support organizations, provides centralized dispatching of services through different operations groups, links different organizations and applications and creates a knowledge base of solutions for the entire enterprise.

CUSTOMERS

     As of the end of December 1997, the Company had licensed its software to more than 2,800 customers at over 5,250 sites. In 1997, no customer accounted for more than 10% of the Company's total revenue.

PRODUCT PRICING

     The domestic end user list price for the Remedy Help Desk application, which comes with the Action Request System foundation, is $9,500, which includes server software and three "write licenses." These licenses enable three individuals at a customer site to modify and manage existing information in the database. The Company has structured its pricing policies so that a customer has an unlimited number of "read-only licenses" for creating new action requests and for reading information in the database. For example, in the case of a customer using the Remedy Help Desk application, the three write licenses would enable three support staff to modify and manage existing information in the database and the unlimited number of read-only licenses would enable an unlimited number of end users to submit action requests and monitor their status. If a customer needs more than three write licenses, the Company offers additional packages of five fixed or floating licenses. The Company's list price for five additional fixed licenses is $4,000, and for five additional floating licenses is $10,000. Floating licenses control the number of simultaneous users accessing a server, rather than being associated with either specific computers or specific users. License fees are subject to varying discounts depending on customer volume. The Company offers an annual maintenance program to its licensees that includes product updates and hotline support.

     The Company's indirect sales channels include value-added resellers ("VARs"), system integrators ("SIs"), independent software vendors ("ISVs") and original equipment manufacturers ("OEMs"), who license the Company's products at a discount for relicensing. In addition, distributors, who resell our products, are also part of our indirect sales channel. The Company expects to increase revenue from the indirect channels and distributors as a percentage of total revenue, which could adversely affect the Company's operating margins because the sale of a greater number of licenses will be required to offset the lower net license fees generated on the sale of the same products through indirect resellers.

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

SALES AND MARKETING

     The Company markets its software and services through its direct headquarters-based sales organization and through its indirect sales channels (VARs, SIs, ISVs, OEMs and distributors). The Company's headquarters-based direct sales force accounted for approximately 56% of the Company's total revenue for 1997, and sales through indirect channels accounted for approximately 44%. As of December 31, 1997, the Company's sales and marketing organization consisted of 224 individuals, 110 at the Company's offices in Mountain View, California, 35 in the United Kingdom, 23 in Pleasanton, California, 16 in Maryland, 13 in Germany, 12 in New Jersey, 7 in France, 5 in Singapore, 2 in Australia, and 1 in Canada.

     The Company's direct sales organization consists of technically proficient sales people who consummate most sales through telephone contact with existing or prospective customers. Each sales representative typically travels three to five days per month to visit existing and prospective customers, which include both direct customers and indirect channels. The Company's marketing organization provides leads to members of the sales force. Leads are primarily generated through public relations, seminars, trade shows and the Company's web site.

     The Company increased the size of its headquarters-based direct sales force from 100 to 157 individuals in 1997. The Company intends to substantially increase the size of its sales force in 1998 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such persons is intense, and there can be no assurance that the Company will be able to attract highly qualified sales personnel. If the Company is unable to hire such people on a timely basis, the Company's business, operating results and financial condition could be adversely affected.

     The Company's sales and marketing organization is complemented by indirect sales channels (VARs, SIs, ISVs and OEMs), who license the Company's products at a discount for relicensing, and may provide training, support and customer services to end users. The Company anticipates that the percentage of its total revenue derived from indirect sales, particularly through VARs and SIs, will increase in the future. However, there can be no assurance that the Company will be able to attract and retain VARs, SIs, ISVs and OEMs that will be able to market the Company's products effectively. In addition, there can be no assurance that any existing VAR, SI, ISV or OEM will continue to represent the Company's products. The Company expects that any material increase in the Company's indirect sales as a percentage of revenue will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels.

     The Company and its indirect sales channels generally sell the Remedy Help Desk and related applications and services through a sales representative with occasional help from a pre-sales engineer. To further encourage sales, the Company conducts comprehensive marketing programs that include public relations, seminars, trade shows, user group meetings and ongoing customer communications programs.

     For 1995, 1996 and 1997, international sales represented 31%, 37% and 37%, respectively, of the Company's total revenue.

CUSTOMER SERVICE AND SUPPORT

     The Company's customer service and support organization provides customers with technical support, education and consulting services. The Company believes that providing a high level of customer service and technical support is critical to customer satisfaction and the Company's success. In providing service and support to customers, the Company uses its own products extensively. As of December 31, 1997, the Company had 132 people in its customer service and support organization. Most of the Company's customers currently have support agreements with the Company.

     Technical Support. The Company offers telephone, electronic mail and fax customer support through its support services staff. Additional customer support is provided by the Company's VARs, SIs, ISVs and OEMs. Initial product license fees do not include software maintenance. Customers are entitled to receive new software releases, maintenance releases and support for a separate annual fee.

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

     As of December 31, 1997, the Company's research and development staff consisted of 166 employees. The Company's total expenses for research and development for fiscal years 1995, 1996 and 1997 were $7.2 million, $13.3 million and $21.2 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future. To date, the Company's development efforts have not resulted in any capitalized software development costs.

                                  RISK FACTORS

     In addition to the other information in this report on Form 10-K, the following factors should be considered carefully.

     Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as increased competition, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates fluctuations and general economic factors. The Company operates with no significant order backlog because its software products typically are shipped shortly after orders are received. Furthermore, the Company has often recognized a substantial portion of its revenue in the last month of a quarter, with this revenue frequently concentrated in the last weeks of a quarter. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter and revenue for any future quarter is not predictable with any significant degree of certainty. Product revenue is also difficult to forecast because the market for client/server application software products is rapidly evolving, and the Company's sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. In addition, the Company expects that sales derived through indirect channels, which are harder to predict and have lower margins than direct sales, will increase as a percentage of total revenue. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of the Company's expenses varies with its revenue. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. In the quarter ended December 31, 1997, the Company received significantly fewer orders than expected, which had an immediately adverse effect on the Company's financial performance for the quarter. The Company's operating results were below the expectations of public market analysts and investors, and the Company's stock price declined significantly. It is likely that in some future quarter the Company's operating results will again be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     The Company's business has experienced and is expected to continue to experience a level of seasonality, in part due to customer buying patterns. In recent years, the Company has generally had weaker demand in the quarter ending in March. The Company believes this pattern will continue and accordingly anticipates total revenue and net income in the quarter ending March 31, 1998 will be lower than in the quarter ended December 31, 1997.

     Competition. The client/server application software market is intensely competitive and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including: (i) other software companies,
(ii) third-party professional services organizations that develop custom software, and (iii) management information systems departments of potential customers that develop custom software. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server application software market continues to develop and expand. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Some of the Company's current, and many of the Company's potential, competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company can. The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In the fourth quarter of 1997, IBM announced that it had acquired Software Artistry, a competitor of the Company. Following the announcement, the Company has experienced a lengthened sales process, as many prospective customers have taken time to evaluate the impact of the Software Artistry acquisition in making their purchase decisions. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

     Dependence on New Products and Rapid Technological Change; Risk of Product Bugs. The client/server application software market is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. During 1997, the Company released several new products, along with significant upgrades to existing products. These products are subject to significant technical risks. If the new products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements after their introduction and has experienced delays or lost revenue during the period required to correct these errors. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     Limited Operating History; Future Operating Results Uncertain; Need to Increase Sales Force. The Company was incorporated in November 1990 and began shipping products in December 1991. Although the Company has experienced significant percentage growth in revenue and net income in recent years, the Company does not believe prior growth rates are sustainable or indicative of future operating results. There can be no assurance that the Company will remain profitable on a quarterly or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenue derived from indirect channels, which have lower margins than direct sales. In particular, the Company intends to hire a significant number of additional sales personnel in 1998 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. The Company increased the size of its headquarters-based direct sales force from 42 to 100 in 1996 and from 100 to 157 in 1997. In the past, the Company has experienced difficulty in recruiting a sufficient number of sales persons. If the Company is unable to hire such personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected. The Company expects increased competition and intends to invest significantly in its business. As a result, the Company does not expect to sustain current operating margins in the future.

     Product Concentration. The Company currently derives substantially all of its revenue from licenses of the AR System, the applications Remedy provides, which are built upon the Action Request System foundation, and related services. Broad market acceptance of the Company's products is critical to the Company's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of the AR System foundation and applications as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of the AR System foundation and other applications. There can be no assurance that the Company will continue to be successful in marketing the AR System or any new or enhanced products or applications.

     Management of Growth; Dependence Upon Key Personnel. The Company has recently experienced a period of significant growth that has placed a significant strain upon its management systems and resources. The Company recently implemented a number of new financial and management controls, reporting systems and procedures. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's current executive officers could have a material adverse effect on the Company's business, operating results and financial condition. The Company has experienced several changes at the executive officer level in the past few quarters. In November 1997, Vasu Devan, the Company's Vice President, Sales, left the Company. David Mahler, the Company's Vice President, Business Development, acted as Vice President, Worldwide Sales from November 1997 to March 1998. In March 1998, Michael L. Dionne, Senior Vice President of Worldwide Sales, joined the Company as Vasu Devan's replacement. The Company has also experienced significant turnover in the sales organization in the fourth quarter of 1997, which had an adverse impact on the Company's sales and operating results in that quarter. If the Company continues to experience turnover in its sales organization, the Company business, operating results and financial position could be materially adversely affected. In addition, Bernard Cote, the Company's Vice President, Customer Support, began a medical leave of absence in February 1998. Mr. Cote is expected to rejoin Remedy at a future date. In March 1998, Richard P. Allocco, Vice President and General Manager of Worldwide Customer Services, joined the Company as Bernard Cote's replacement. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

     Expansion of Indirect Channels. An integral part of the Company's strategy is to continue to develop the marketing channels of value added resellers
(VARs), system integrators (SIs), independent software vendors (ISVs) and original equipment manufacturers (OEMs), and to increase the proportion of the Company's customers licensed through these channels. VARs, SIs, ISVs and OEMs accounted for approximately 44% of the Company's total revenue in 1997. The Company is currently investing, and intends to continue to invest, significant resources to develop these channels, which could adversely affect the Company's operating margins. There can be no assurance that the Company will be able to attract VARs, SIs, ISVs and OEMs that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. In addition, the Company's agreements with VARs, SIs, ISVs and OEMs are not exclusive and in many cases may be terminated by either party without cause, and many of the Company's VARs, SIs, ISVs and OEMs carry competing product lines. Therefore, there can be no assurance that any VAR, SI, ISV or OEM will continue to represent the Company's products, and the inability to recruit, or the loss of important VARs, SIs, ISVs or OEMs could adversely affect the Company's results of operations. In addition, if it is successful in selling products through these channels, the Company expects that any material increase in the Company's indirect sales as a percentage of total revenue will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels.

     International Operations. International sales represented approximately 37% of the Company's revenue in 1997. The Company currently has seven international wholly-owned subsidiaries, which are primarily sales offices, which are located in the United Kingdom, France, Germany, Singapore, Australia, Japan and Canada. The Company believes that its continued growth and profitability will require expansion of its international operations. Accordingly, the Company intends to continue to expand its international operations and enter additional international markets, which will require significant management attention and financial resources and could adversely affect the Company's operating margins. In order to successfully expand international sales in 1998 and subsequent periods, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products. The Company's international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's results of operations. In addition, because a substantial majority of the Company's international sales are indirect, any material increase in the Company's international sales as a percentage of total revenue will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels.

     Dependence on Growth in the Client/Server Computing Market; General Economic and Market Conditions. Substantially all of the Company's revenue have been attributable to sales of the Remedy Help Desk and associated applications, which are built upon the AR System foundation, which are utilized in client/server computing environments. This product is currently expected to account for a significant part of the Company's future revenue. Although demand for the Remedy Help Desk and associated applications has grown in recent years, the client/server computing market is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting client/server computing environments and the number of applications developed for use in those environments. There can be no assurance that the market for client/server computing will continue to grow. If the client/server computing market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected. During recent years, segments of the personal computer industry have experienced significant economic downturns characterized by decreased product demand, production overcapacity, price erosion, work slowdowns and layoffs. The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results or financial condition.

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

     Year 2000 Compliance The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management does not currently anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problems of either the Company or its vendors could materially adversely affect the Company's business, results of operations and financial condition.

     Remedy's software currently supports any date value set by the operating system. All date information, such as creation dates, modification dates, and time/date stamps, is generated using the date value provided by our customer's operating system.

ITEM 2.  PROPERTIES.

     The Company's principal administrative, sales and marketing facility is located in approximately 51,000 square feet of space in Mountain View, California. This facility is subleased to the Company through June 2001. The Company also leases two other facilities of approximately 43,000 square feet each in Mountain View, California, through October 2005. In December 1995, the Company began to occupy one of the 43,000 square foot facilities for use primarily for product development. The Company is currently subleasing the second facility to a third party through June 1999. In addition, the Company's support center is located in two facilities totaling approximately 77,000 square feet of space in Pleasanton, California. These facilities are leased to the Company through the year 2000. The Company also leases office space in Maryland, New Jersey, Virginia, United Kingdom, Frankfurt, Paris, Singapore and Tokyo. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A.  OFFICERS OF THE REGISTRANT.

     The officers of the Company, and their ages as of March 30, 1998, are as follows:

                        NAME                        AGE                    POSITION
                        ----                        ---                    --------
    Lawrence L. Garlick..........................   49    Chairman of the Board and Chief Executive
                                                          Officer
    David A. Mahler..............................   41    Vice President, Business Development and
                                                          Director
    Richard P. Allocco...........................   43    Vice President and General Manager,
                                                          Worldwide Customer Services
    Todd Basche..................................   43    Vice President, Engineering
    Eric S. Bergan...............................   40    Vice President, Independent Software
                                                          Vendors
    Bernard R. Cote..............................   50    Vice President
    George A. de Urioste.........................   42    Vice President, Finance and Operations, and
                                                          Chief Financial Officer
    Michael L. Dionne............................   49    Senior Vice President, Worldwide Sales
    Matthew R. Miller............................   34    Vice President, Marketing

     Mr. Garlick co-founded the Company in November 1990. Since that time he has served as Chairman of the Board and Chief Executive Officer of the Company. From September 1984 to June 1990, Mr. Garlick was employed most recently as Vice President of Distributed Systems by Sun Microsystems, Inc. ("Sun"), a manufacturer of computer workstations. Prior to joining Sun, Mr. Garlick was employed by Xerox Corporation ("Xerox"), a document management company, for six years. Mr. Garlick holds B.S.E.E. and M.S.E.E. degrees in computer engineering from Stanford University.

     Mr. Mahler co-founded the Company in November 1990. Since June 1995, he has served as Vice President, Business Development. Between November 1997 and March 1998, Mr. Mahler also served as acting Vice President, Worldwide Sales. From April 1993 to June 1995, Mr. Mahler served as Vice President, Marketing. From November 1990 to March 1993, Mr. Mahler served as Vice President, Marketing and Chief Financial Officer. From November 1978 to October 1990, Mr. Mahler was employed most recently as product marketing manager at Hewlett-Packard Company, a manufacturer of computers and related products. Mr. Mahler holds a B.S. degree in computer science from Case Western Reserve University.

     Mr. Allocco joined the Company in March 1998 as Vice President and General Manager, Worldwide Customer Services. From January 1996 to February 1998, Mr. Allocco was employed most recently as Senior Vice President, Marketing and Field Support by Siemens Business Communication Systems, Inc., a manufacturer of telecommunication and related network equipment. Prior to joining Siemens, Mr. Allocco served as Vice President and General Manager, Western Area, at Siemens ROLM Communications, a manufacturer of telecommunication and related network equipment, from May 1989 to May 1995. Mr. Allocco was employed by IBM Corporation, an information systems and applications manufacturer, for over 12 years in various sales, marketing and management positions, prior to joining Rolm. Mr. Allocco holds a B.A. degree in economics from University of Notre Dame.

     Mr. Basche joined the Company in August 1997 as Vice President, Engineering. From January 1993 to May 1997, Mr. Basche was employed most recently as Vice President by Visioneer, Inc., a shrink-wrapped consumer hardware and software products company. Prior to joining Visioneer, Mr. Basche was employed from February 1989 to February 1993, as Director of Desktop and Graphics Systems for Sun. Mr. Basche holds a B.S. degree in electrical engineering from Northeastern University.

     Mr. Bergan joined the Company in April 1993 and since August 1997 has served as Vice President, Independent Software Vendors. From April 1993 to August 1997, Mr. Bergan was Vice President, Engineering. From October 1991 to March 1993, Mr. Bergan was employed most recently as Director of Engineering, Applications by NetLabs Inc., a network management software company. Prior to joining NetLabs, Mr. Bergan was employed by Pyramid Technology Corp., a computer manufacturer, for four years, serving as Director of Data Bases, Applications Engineering, and SW Quality Assurance. Mr. Bergan holds a B.S. degree in computer science from the University of Kansas and a M.S. degree in computer science from Johns Hopkins University.

     Mr. Cote joined the Company in November 1993 as Vice President, Customer Support. Since February 1998, Mr. Cote has been on medical leave and is expected to return to the Company at a future date. From March 1984 to May 1993, Mr. Cote was employed most recently as Vice President of Worldwide Support by Sun. Prior to joining Sun, Mr. Cote was employed by Digital Equipment Corporation, a manufacturer of computers and related products, for over fifteen years in various customer support management roles. Mr. Cote holds an A.A. degree from Chabot College.

     Mr. de Urioste joined the Company in March 1993 as Vice President, Finance and Operations, and Chief Financial Officer. From January 1991 to June 1992, Mr. de Urioste was employed most recently as Chief Financial Officer by TeamOne Systems, Inc. (TeamOne), a configuration management software company. Prior to joining TeamOne, Mr. de Urioste served as Manager of Financial Planning and Analysis at ASK Computer Systems, Inc., a manufacturing management software company, from November 1988 to November 1990. Mr. de Urioste is a Certified Public Accountant and holds a B.S. degree in accounting from the University of Southern California and a M.B.A. degree in finance and international business from the University of California, Berkeley.

     Mr. Dionne joined the Company in March 1998 as Senior Vice President, Worldwide Sales. From May 1983 to March 1997, Mr. Dionne was employed most recently as Senior Vice President and General Manager, Service and Support at Apple Computer, Inc., a manufacturer of computers and related products. Prior to joining Apple, Mr. Dionne was employed by Xerox Corporation, a document management company, for six years in various sales and management positions. Mr. Dionne holds a B.S. degree in business administration from Bryant College.

     Mr. Miller joined the Company in July 1996 as Vice President, Marketing. From April 1993 to July 1996, Mr. Miller was employed most recently as Vice President of Marketing at Gupta Corporation, a provider of client-server tools and databases. From June 1989 to May 1992, he was employed by Oracle Corporation, a database software provider, most recently serving as Director of Marketing for the Desktop Products Division. Mr. Miller holds a B.A. degree in psychology and computer science from Cornell University and a M.B.A. degree in finance and marketing from Columbia University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has been traded on The Nasdaq Stock Market under the symbol "RMDY" since March 17, 1995. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of the Company's Common Stock as reported by The Nasdaq Stock Market.

                                                          HIGH      LOW
                                                         ------    ------
Fiscal 1997:
  First Quarter......................................    $54.63    $31.50
  Second Quarter.....................................    $47.63    $25.25
  Third Quarter......................................    $47.13    $34.44
  Fourth Quarter.....................................    $47.00    $20.88
Fiscal 1996:
  First Quarter......................................    $28.25    $15.50
  Second Quarter.....................................    $45.13    $26.50
  Third Quarter......................................    $40.88    $21.63
  Fourth Quarter.....................................    $55.75    $38.13

     The stock prices set forth in the table above have been adjusted to reflect the three-for-two stock dividend effected March 25, 1996 and the two-for-one stock dividend effected October 25, 1996.

     On March 3, 1998 the closing sale price of the Common Stock was $18.875 per share. On that date, there were 135 holders of record.

DIVIDENDS

     The Company has never paid cash dividends on its capital stock and does not expect to pay cash dividends in the foreseeable future. In addition, the Company's bank credit agreement currently restricts the Company's ability to pay cash dividends without the bank's consent.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information appearing under the caption "Selected Financial Data" in the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial statements and supplementary data in the Company's 1997 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NOT APPLICABLE

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.

     The information under the caption "Election of Directors" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held on May 28, 1998 is incorporated herein by reference.

     Information concerning officers is included in Part I under the caption "Item 4a. Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

     The information under the caption "Executive Compensation and related information" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held on May 28, 1998 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

     The information under the caption "Security Ownership of Certain Beneficial Owners and Management" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held on May 28, 1998 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the caption "Certain Relationships and Related Transactions" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held on May 28, 1998 is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K.

A) 1. CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements are incorporated herein by reference from the Company's 1997 Annual Report to Stockholders:

                                                                 PAGE IN
                                                              ANNUAL REPORT
                                                              -------------
Report of Ernst & Young LLP, Independent Auditors...........         36
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................         23
Consolidated Statements of Income for each of the three
  years ended December 31, 1995, 1996 and 1997..............         24
Consolidated Statements of Stockholders' Equity for each of
  the three years ended December 31, 1995, 1996 and 1997....         25
Consolidated Statements of Cash Flows for each of the three
  years December 31, 1995, 1996 and 1997....................         26
Notes to Consolidated Financial Statements..................      27-34

2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule for each of the three years in the period ended December 31, 1995, 1996 and 1997 is submitted herewith:

                                                              PAGE
                                                              ----
Schedule II: Valuation and Qualifying Accounts and
  Reserves..................................................   20

     Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto, which are incorporated herein by reference from the Company's 1997 Annual Report to Stockholders.

3. EXHIBITS.

     See Item 14(c).

B) REPORTS ON FORM 8-K

     1. None

C) EXHIBITS

EXHIBIT NO.                       DOCUMENT DESCRIPTION
-----------                       --------------------
3.1****       Amended and Restated Certificate of Incorporation of the
              Registrant.
3.2           Amended and Restated Bylaws of the Registrant.
4.1*          Reference is made to Exhibits 3.1 and 3.2.
4.2*          Specimen Common Stock certificate.
4.3*          Restated Investor Rights Agreement, dated May 4, 1992, among the Registrant and the investors and the founders named
              therein.
4.4*          Amendment of Restated Investor Rights Agreement, dated April
              23, 1994, among the Registrant and the investors named
              therein.
4.5*          Second Amendment of Restated Investor Rights Agreement,
              dated January 18, 1995, among the Registrant and the
              investors named therein.
10.1*         Form of Indemnification Agreement entered into between the
              Registrant and its directors and officers.
10.2*         The Registrant's 1991 Stock Option/Stock Issuance Plan and
              forms of agreements thereunder.
10.3*         The Registrant's 1995 Stock Option/Stock Issuance Plan and
              forms of agreements thereunder.
10.4*         The Registrant's Employee Stock Purchase Plan and forms of agreements thereunder.
10.5*         The Registrant's 1995 Non-Employee Directors Stock Option
              Plan and forms of agreements thereunder.
10.6*         Business Loan Agreement by and between the Registrant and
              Silicon Valley Bank (SVB), dated January 4, 1993.
10.7*         Promissory Note from Registrant to SVB, dated January 4,
              1993.
10.8*         Loan Modification Agreement by and between the Registrant
              and SVB, dated August 3, 1994.
10.9*         Negative Pledge Agreement by and between the Registrant and
              SVB, dated August 3, 1994.
10.10**       Loan Modification Agreement by and between the Registrant
              and SVB, dated June 5, 1995.
10.11*        Lease Agreement by and between the Registrant and Charleston
              Properties (Charleston), dated March 11, 1994, regarding the space located at 1500 Salado Drive.

EXHIBIT NO.                       DOCUMENT DESCRIPTION
-----------                       --------------------
10.12*        License Agreement for use of Real Property by and between
              the Registrant and Sun Microsystems, Inc. (Sun), dated March
              11, 1994, regarding the space located at 1500 Salado Drive, and related consent of Charleston, dated March 10, 1994.
10.13*        License Agreement for use of Real Property by and between
              the Registrant and Sun, dated March 11, 1994, regarding the space located at 1505 Salado Drive, and related consent of
              Peery/Arrillaga, dated March 9, 1994.
10.14*        Form of Action Request System Shrink Wrap License Agreement.
10.15*        Form of Value Added Reseller Agreement.
10.16         Loan Modification Agreement by and between the Registrant
              and SVB, dated June 21, 1996.
10.17         Amended and Restated Business Loan Agreement by and between the Registrant and SVB, dated June 15, 1997.
10.18         Amended and Restated Promissory Note by and between the
              Registrant and SVB, dated June 15, 1997
10.19         Lease Agreement by and between the Registrant and Greiner,
              Inc. Pacific, dated March 29, 1996, regarding the space
              located at 5890 Stoneridge Drive.
10.20         Lease Agreement by and between the Registrant and Viacom
              International Inc., dated March 17, 1997, regarding the
              space located at 5924 Stoneridge Drive.
13.1          1997 Annual Report
14.1***       Rights Agreement dated as of July 25, 1997, between the
              Company and Harris Trust Savings Bank, including the
              Certificate of Designation of Series A Junior Participating
              Preferred Stock, Form of Right Certificate and Summary of
              Rights to Purchase Preferred Shares attached thereto as
              Exhibits A, B and C, respectively.
21.1*         Subsidiary of the Registrant.
23.1          Consent of Ernst & Young LLP, Independent Auditors (see page
              19).
27.1          Financial Data Schedule.
27.2          Restated Financial Data Schedule for period ended March 31,
              1996
27.3          Restated Financial Data Schedule for period ended June 30,
              1996
27.4          Restated Financial Data Schedule for period ended September
              30, 1996
27.5          Restated Financial Data Schedule for period ended December
              31, 1996
27.6          Restated Financial Data Schedule for period ended March 31,
              1997
27.7          Restated Financial Data Schedule for period ended June 30,
              1997
27.8          Restated Financial Data Schedule for period ended September
              30, 1997

---------------
   * Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-89026).

  ** Incorporated by reference from the Exhibits to Remedy Corporation's Form
     10-K Annual Report for the year ended December 31, 1995.

 *** Incorporated by reference from the Exhibits to Remedy Corporation's Form
     8-A, dated July 29, 1997.

**** Incorporated by reference from the Exhibits to Remedy Corporation's
     Definitive Proxy Statement for Annual Meeting of Stockholders, dated April 16, 1997.

     Remedy, Remedy Corporation, Action Request System, AR System, ARWeb, Flashboards, Distributed Server Option, Remedy Help Desk, Remedy Asset Management, Remedy Change Management, and Remedy Service Level Agreements are all registered or other trademarks of Remedy Corporation. All other trademarks and registered trademarks mentioned in this Report on Form 10-K may be trademarks, registered trademarks or service marks of the companies with which they are associated.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March, 1998.

                                          REMEDY CORPORATION
                                                       LAWRENCE L. GARLICK
                                          By:
                                          --------------------------------------

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

                    NAME                                      TITLE                        DATE
                    ----                                      -----                        ----
           /s/ LAWRENCE L. GARLICK             Chairman of the Board and            March 24, 1998
---------------------------------------------  Chief Executive Officer (Principal
             Lawrence L. Garlick               Executive Officer)

             /s/ DAVID A. MAHLER               Vice President, Business             March 24, 1998
---------------------------------------------  Development and Director
               David A. Mahler

          /s/ GEORGE A. DE URIOSTE             Vice President, Finance and          March 24, 1998
---------------------------------------------  Operations, and Chief Financial
            George A. de Urioste               Officer (Principal Financial and
                                               Accounting Officer)

          /s/ HARVEY C. JONES, JR.             Director                             March 24, 1998
---------------------------------------------
            Harvey C. Jones, Jr.

              /s/ JOHN F. SHOCH                Director                             March 24, 1998
---------------------------------------------
                John F. Shoch

             /s/ JAMES R. SWARTZ               Director                             March 24, 1998
---------------------------------------------
               James R. Swartz

                                                                    EXHIBIT 23.1

               CONSENT OF ERNST & YOUNG, LLP INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Remedy Corporation of our report dated January 22, 1998, included in the 1997 Annual Report to Stockholders of Remedy Corporation.

     Our audits also included the consolidated financial statement schedule of Remedy Corporation listed in Item 14(a)2. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statements (Form S-8 File Nos. 33-90378, 33-91560 and 333-29191) pertaining to the Employee Stock Purchase Plan and the 1995 Stock Option/Stock Issuance Plan and 1995 Non-Employee Directors Stock Option Plan of Remedy Corporation of our report dated January 22, 1998 with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the consolidated financial statement schedule included in this Annual Report (Form 10-K) for the year ended December 31, 1997.

                                                           /s/ ERNST & YOUNG LLP

Palo Alto, California
March 26, 1998

                               REMEDY CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS (IN THOUSANDS):

                                                            ADDITIONS
                                                     -----------------------
                                        BALANCE AT   CHARGED TO   CHARGED TO
                                        BEGINNING    COSTS AND      OTHER      DEDUCTIONS    BALANCE AT
DESCRIPTION                             OF PERIOD     EXPENSES     ACCOUNTS    WRITE-OFFS   END OF PERIOD
-----------                             ----------   ----------   ----------   ----------   -------------
Year Ended December 31, 1995.........     $  178       $  413        $ 0        $ 50(1)        $  541
Year Ended December 31, 1996.........     $  541       $  833        $ 0        $126(1)        $1,248
Year Ended December 31, 1997.........     $1,248       $1,076        $ 0        $350(1)        $1,974

---------------

(1) Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

EXHIBIT NO.                       DOCUMENT DESCRIPTION
-----------                       --------------------
3.1****       Amended and Restated Certificate of Incorporation of the
              Registrant.
3.2           Amended and Restated Bylaws of the Registrant.
4.1*          Reference is made to Exhibits 3.1 and 3.2.
4.2*          Specimen Common Stock certificate.
4.3*          Restated Investor Rights Agreement, dated May 4, 1992, among the Registrant and the investors and the founders named
              therein.
4.4*          Amendment of Restated Investor Rights Agreement, dated April
              23, 1994, among the Registrant and the investors named
              therein.
4.5*          Second Amendment of Restated Investor Rights Agreement,
              dated January 18, 1995, among the Registrant and the
              investors named therein.
10.1*         Form of Indemnification Agreement entered into between the
              Registrant and its directors and officers.
10.2*         The Registrant's 1991 Stock Option/Stock Issuance Plan and
              forms of agreements thereunder.
10.3*         The Registrant's 1995 Stock Option/Stock Issuance Plan and
              forms of agreements thereunder.
10.4*         The Registrant's Employee Stock Purchase Plan and forms of agreements thereunder.
10.5*         The Registrant's 1995 Non-Employee Directors Stock Option
              Plan and forms of agreements thereunder.
10.6*         Business Loan Agreement by and between the Registrant and
              Silicon Valley Bank (SVB), dated January 4, 1993.
10.7*         Promissory Note from Registrant to SVB, dated January 4,
              1993.
10.8*         Loan Modification Agreement by and between the Registrant
              and SVB, dated August 3, 1994.
10.9*         Negative Pledge Agreement by and between the Registrant and
              SVB, dated August 3, 1994.
10.10**       Loan Modification Agreement by and between the Registrant
              and SVB, dated June 5, 1995.
10.11*        Lease Agreement by and between the Registrant and Charleston
              Properties (Charleston), dated March 11, 1994, regarding the space located at 1500 Salado Drive.
10.12*        License Agreement for use of Real Property by and between
              the Registrant and Sun Microsystems, Inc. (Sun), dated March
              11, 1994, regarding the space located at 1500 Salado Drive, and related consent of Charleston, dated March 10, 1994.
10.13*        License Agreement for use of Real Property by and between
              the Registrant and Sun, dated March 11, 1994, regarding the space located at 1505 Salado Drive, and related consent of
              Peery/Arrillaga, dated March 9, 1994.
10.14*        Form of Action Request System Shrink Wrap License Agreement.
10.15*        Form of Value Added Reseller Agreement.
10.16         Loan Modification Agreement by and between the Registrant
              and SVB, dated June 21, 1996.
10.17         Amended and Restated Business Loan Agreement by and between the Registrant and SVB, dated June 15, 1997.
10.18         Amended and Restated Promissory Note by and between the
              Registrant and SVB, dated June 15, 1997
10.19         Lease Agreement by and between the Registrant and Greiner,
              Inc. Pacific, dated March 29, 1996, regarding the space
              located at 5890 Stoneridge Drive.
10.20         Lease Agreement by and between the Registrant and Viacom
              International Inc., dated March 17, 1997, regarding the
              space located at 5924 Stoneridge Drive.

EXHIBIT NO.                       DOCUMENT DESCRIPTION
-----------                       --------------------
13.1          1997 Annual Report
14.1***       Rights Agreement dated as of July 25, 1997, between the
              Company and Harris Trust Savings Bank, including the
              Certificate of Designation of Series A Junior Participating
              Preferred Stock, Form of Right Certificate and Summary of
              Rights to Purchase Preferred Shares attached thereto as
              Exhibits A, B and C, respectively.
21.1*         Subsidiary of the Registrant.
23.1          Consent of Ernst & Young LLP, Independent Auditors (see page
              19).
27.1          Financial Data Schedule.
27.2          Restated Financial Data Schedule for period ended March 31,
              1996
27.3          Restated Financial Data Schedule for period ended June 30,
              1996
27.4          Restated Financial Data Schedule for period ended September
              30, 1996
27.5          Restated Financial Data Schedule for period ended December
              31, 1996
27.6          Restated Financial Data Schedule for period ended March 31,
              1997
27.7          Restated Financial Data Schedule for period ended June 30,
              1997
27.8          Restated Financial Data Schedule for period ended September
              30, 1997

---------------
   * Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-89026).

  ** Incorporated by reference from the Exhibits to Remedy Corporation's Form
     10-K Annual Report for the year ended December 31, 1995.

 *** Incorporated by reference from the Exhibits to Remedy Corporation's Form
     8-A, dated July 29, 1997.

**** Incorporated by reference from the Exhibits to Remedy Corporation's
     Definitive Proxy Statement for Annual Meeting of Stockholders, dated April 16, 1997.