Form 10-Q
period 1998-03-31
REMEDY CORP
filed 1998-05-11
CIK 936653

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 29,048,822 shares of the Company's Common Stock, par value $.00005, outstanding on April 30, 1998.

================================================================================

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
                  PART I. FINANCIAL INFORMATION
Item 1 -- Financial Statements..............................    3
Condensed Consolidated Balance Sheets as of March 31, 1998
  and December 31, 1997.....................................    3
Condensed Consolidated Statements of Income for the Three
  Months Ended March 31, 1998 and March 31, 1997............    4
Condensed Consolidated Statements of Cash Flows for the
  Three Months Ended March 31, 1998 and March 31, 1997......    5
Notes to Condensed Consolidated Financial Statements........    6
Item 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    8

                    PART II. OTHER INFORMATION
Item 6 -- Exhibits and Reports on Form 8-K..................   14
SIGNATURE...................................................   15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               REMEDY CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)        (1)
Current assets:
  Cash and cash equivalents.................................    $ 67,846       $ 70,568
  Short-term investments....................................      78,956         63,265
  Accounts receivable, net of allowance for doubtful
     accounts of $1,921 and $1,974, respectively............      20,084         31,528
  Prepaid expenses and other current assets.................       5,265          2,682
  Deferred tax assets.......................................       3,556          3,101
                                                                --------       --------
          Total current assets..............................     175,707        171,144
Property and equipment, net.................................      11,945         10,472
                                                                --------       --------
                                                                $187,652       $181,616
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,142       $  1,230
  Accrued compensation and related liabilities..............       3,682          5,519
  Income taxes payable......................................       2,439            806
  Other accrued liabilities.................................       7,922          6,141
  Deferred revenue..........................................      19,144         18,986
  Current portion of obligations under capital leases.......         476            360
                                                                --------       --------
          Total current liabilities.........................      35,805         33,042
Noncurrent portion of obligations under capital leases......         507            502
Stockholders' equity:
  Common stock and additional paid-in capital...............      93,257         92,397
  Notes receivable from stockholders........................         (47)           (47)
  Deferred compensation.....................................         (31)           (75)
  Retained earnings.........................................      58,161         55,797
                                                                --------       --------
          Total stockholders' equity........................     151,340        148,072
                                                                --------       --------
                                                                $187,652       $181,616
                                                                ========       ========

---------------
(1) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does note include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                               REMEDY CORPORATION

                         CONDENSED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Revenue:
  Products..................................................  $18,618    $16,064
  Maintenance and service...................................   11,981      7,237
                                                              -------    -------
          Total revenue.....................................   30,599     23,301
Costs and expenses:
  Cost of product revenue...................................    1,194        935
  Cost of maintenance and service revenue...................    5,077      3,121
  Research and development..................................    7,728      3,715
  Sales and marketing.......................................   12,256      7,548
  General and administrative................................    2,084      1,493
                                                              -------    -------
          Total costs and expenses..........................   28,339     16,812
Income from operations......................................    2,260      6,489
Interest income, net........................................    1,434        872
                                                              -------    -------
Income before provision for income taxes....................    3,694      7,361
Provision for income taxes..................................    1,330      2,576
                                                              -------    -------
Net income..................................................  $ 2,364    $ 4,785
                                                              =======    =======
Net income per share:
  Basic.....................................................  $  0.08    $  0.18
  Diluted...................................................  $  0.08    $  0.16
                                                              =======    =======
Shares used in computing per share amounts:
  Basic.....................................................   28,776     26,973
  Diluted...................................................   30,231     30,426
                                                              =======    =======

                            See accompanying notes.

                               REMEDY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  2,364    $  4,785
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization........................     1,327         655
       Amortization of deferred compensation................        44          45
       Changes in assets and liabilities:
          Accounts receivable...............................    11,444       6,296
          Prepaid expenses and other current assets.........    (2,583)       (620)
          Deferred tax asset................................      (455)       (138)
          Accounts payable..................................       912        (678)
          Accrued compensation and related liabilities......    (1,837)     (4,227)
          Income taxes......................................     1,744       1,739
          Other accrued liabilities.........................     1,781         421
          Deferred revenue..................................       158         540
                                                              --------    --------
Net cash provided by operating activities...................    14,899       8,818
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments.........................   (61,993)    (39,527)
Maturities of short-term investments........................    46,302      36,968
Capital expenditures........................................    (2,552)     (1,383)
                                                              --------    --------
Net cash used in investing activities.......................   (18,243)     (3,942)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations..........      (127)        (59)
Proceeds from issuance of common stock......................       749         578
                                                              --------    --------
Net cash provided by financing activities...................       622         519
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........    (2,722)      5,395
Cash and cash equivalents at beginning of period............    70,568      39,770
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 67,846    $ 45,165
                                                              ========    ========

                            See accompanying notes.

                               REMEDY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of March 31, 1998, and the condensed consolidated statements of income and cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998, and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 1998.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

 2. EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share.

     Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive convertible securities using the if-converted method.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                  QUARTER ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Numerator:
  Net Income................................................   $ 2,364      $ 4,785
                                                               =======      =======
Denominator:
  Denominator for basic earning per
     share-weighted-average-shares..........................    28,776       26,973
  Effective of dilutive securities:
  Employee stock options....................................     1,455        3,453
                                                               -------      -------
  Dilutive potential common shares..........................     1,455        3,453
  Denominator for diluted earnings per share-adjusted
     weighted average shares and assumed conversions........    30,231       30,426
                                                               =======      =======
  Basic earnings per share..................................   $  0.08      $  0.18
  Diluted earnings per share................................   $  0.08      $  0.16

                               REMEDY CORPORATION

                                  (UNAUDITED)

 3. REVENUE RECOGNITION

     As of January 1, 1998, the Company adopted AICPA SOP 97-2, Software Revenue Recognition, as amended by EITF 98-4 which was effective for transactions that the Company entered into in 1998. Prior years were not restated. The adoption of SOP 97-2 did not have a material adverse affect on the revenues or earnings for the period.

 4. COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components, accordingly, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Comprehensive income is the same as net income as there are no necessary adjustments reported in Stockholders' equity.

 5. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement
131). Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 established standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect the results of operations or financial position, but may affect the disclosure of the segment information that will be disclosed in the annual report on Form 10K.

 6. STOCK OPTION EXCHANGE

     On February 4, 1998, the Compensation Committee of the Board of Directors approved the exchange of certain outstanding stock options under the Company's 1995 Stock Option/Stock Issuance Plan with exercise prices ranging from $17.92 to $53.75. Each employee who elected prior to February 2, 1998 to participate in the exchange program received a new option with an exercise price of $16.75 per share (the fair market value on February 4, 1998). Each new option that replaces an option outstanding for at least 12 months shall vest in equal monthly installments over the period remaining under the original option plus and additional 12 months, not to exceed 48 months (4 years). Each new option that replaces an option outstanding for less than 12 months shall vest 25% at the end of 12 months from the grant date of February 4, 1998 and 1/48th per month thereafter. Approximately, 3,200,000 stock options were exchanged pursuant to this program.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Additional factors that may affect future results: Risk Factors" section on page 11.

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

                                                              THREE MONTHS
                                                              ENDED MARCH
                                                                  31,
                                                              ------------
                                                              1998    1997
                                                              ----    ----
Revenue:
  Products..................................................   61%     69%
  Maintenance and service...................................   39%     31%
                                                              ---     ---
          Total revenue.....................................  100%    100%
Costs and expenses:
  Cost of product revenue...................................    4%      4%
  Cost of maintenance and service revenue...................   17%     13%
  Research and development..................................   25%     16%
  Sales and marketing.......................................   40%     32%
  General and administrative................................    7%      7%
                                                              ---     ---
          Total costs and expenses..........................   93%     72%
Income from operations......................................    7%     28%
Interest income, net........................................    5%      4%
                                                              ---     ---
Income before provision for income taxes....................   12%     32%
Provision for income taxes..................................    4%     11%
                                                              ---     ---
Net income..................................................    8%     21%
                                                              ===     ===

  Revenue

     The Company's revenue is derived from two sources: product licenses and fees for services. License revenue is derived from product licensing fees, while service revenue is derived from maintenance support services, training and consulting. The Company recognizes revenue in accordance with the Statement of Position on Software Revenue Recognition ("SOP 97-2"), issued by the American Institute of Certified Public Accountants. The adoption of SOP 97-2 had no impact on the Company's results of operations. Product revenue is recognized upon delivery only if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Delivery is defined in certain contracts as delivery of the product master or first copy for noncancelable product licensing arrangements under which the customer has certain software reproduction rights. Service revenue from customer maintenance fees for ongoing customer support and product updates is recognized ratably over the term of the maintenance contract, which is typically twelve months. Service revenue from training and consulting is recognized when the services are performed. Fees for such services are charged separately from the Company's software products. The Company's license agreements generally do not provide a right of return. However, reserves are maintained for return allowances and potential credit losses, which have not been significant to date.

     The Company distributes the majority of its products through its headquarters-based direct sales force, which is complemented by indirect sales channels, including value-added resellers (VARs), system integrators (SIs), independent software vendors (ISVs) and original equipment manufacturers (OEMs). Sales derived through indirect channels accounted for approximately 45% and 43% of the Company's total billings for the three months ended March 31, 1998 and March 31, 1997, respectively. The Company expects that sales derived through indirect channels, which have lower average selling prices and gross margins than direct sales, will increase as a percentage of total revenue. As a result, the Company expects that its gross margins on product sales may decline if sales through indirect channels increase.

     Product Revenue. The Company currently derives substantially all of its product revenue from licenses of the Action Request System. Revenue from product licenses increased by 16% from $16.1 million for the quarter ended March 31, 1997 to $18.6 million in the comparable quarter in 1998. The growing acceptance of the Company's software products in both U.S. and international markets has a major factor in this increase.

International sales accounted for approximately 35% and 38% of the Company's total revenue for the quarters ended March 31, 1998 and March 31, 1997, respectively. Substantially all of the period-to-period growth in product revenue was due to higher unit sales volumes. The prices of the Company's products have remained relatively constant since 1992. The Company intends to continue to enhance its current software products as well as to develop new software products. As a result, the Company anticipates that revenue from product licenses will continue to represent a substantial majority of its revenue in the foreseeable future. The Company expects that prior growth rates of the Company's product revenue may not be sustainable in the future.

     Maintenance and Service Revenue. Revenue from services increased by 66% from $7.2 million for the quarter ended March 31, 1997 to $12.0 million in the comparable quarter in 1998. This growth is primarily due to increased licensing activity, which has resulted in increases in revenue from services related to maintenance and support, training and consulting. Renewal of maintenance contracts after the initial one-year term also contributes to the growth rate. The Company expects that prior growth rates of the Company's installed base and, consequently, in the Company's service revenue, may not be sustainable in the future.

  Costs and Expenses

     Cost of Product Revenue. Cost of product revenue consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, manuals, packaging materials, personnel-related costs and shipping expenses. Cost of product revenue increased from $935,000 for the quarter ended March 31, 1997 to $1.2 million for the comparable quarter in 1998, representing 6% of the related product revenue in both quarters. The increase in the dollar amounts of cost of product revenue for the quarter ended March 31, 1998 was primarily due to the higher volume of product shipped during the quarter. Because all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenue includes no amortization of capitalized software development costs.

     Cost of Maintenance and Service Revenue. Cost of maintenance and service revenue consists primarily of personnel-related costs incurred in providing telephone support, consulting and training to customers. Cost of maintenance and service revenue increased from $3.1 million for the quarter ended March 31, 1997 to $5.1 million in the comparable quarter in 1998, representing 43% and 42% of the related maintenance and service revenue for the respective quarters. Cost of maintenance and service revenue increased significantly in absolute dollars from the quarter ended March 31, 1997 to the quarter ended March 31, 1998 primarily due to increased personnel-related costs as the Company continued to build its customer support and training organizations. In addition, such costs increased from quarter to quarter due to the Company's increased partnering with third-party service providers to deliver consulting services to its customers. The Company believes that cost of maintenance and service revenue will increase in dollar amounts in the future.

     Research and Development. Research and development expenses were $7.7 million and $3.7 million, or 25% and 16% of total revenue, for the quarters ended March 31, 1998 and March 31, 1997, respectively. The increase in dollar amounts in research and development expenses was primarily attributable to increased staffing and associated support for software engineers required to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in dollar amounts in the future.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, as well as promotional expenses. Sales and marketing expenses were $12.3 million and $7.5 million, or 40% and 32%, of total revenue, for the quarters ended March 31, 1998 and March 31, 1997, respectively. The increase in sales and marketing expenses in both absolute dollar amounts and as a percentage of total revenue was primarily due to the expansion of sales and marketing resources and increased marketing activities, including trade shows and promotional activities. The Company believes that such expenses will increase in dollar amounts and may increase as a percentage of total revenue in the future as the Company expands its sales and marketing staff.

     General and Administrative. General and administrative expenses were $2.1 million and $1.5 million, or 7% of total revenue, for the quarters ended March 31, 1998 and March 31, 1997, respectively. The increase in dollar amounts was primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in dollar amounts and may increase as a percentage of total revenue in the future as the Company expands its staffing.

  Interest Income, net

     Interest income, net was $1.4 million and $872,000 for the quarters ended March 31, 1998 and March 31, 1997, respectively. The increase in interest income, net for the quarter ended March 31, 1998 was primarily due to the investment of increased amounts of cash provided by operating activities.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1998 and March 31, 1997, the Company's cash provided by operating activities was $14.9 million and $8.8 million, respectively. The Company's net cash provided by operations for the three months ended March 31, 1998 was primarily attributable to the decrease in accounts receivable.

     During the three months ended March 31, 1998 and March 31, 1997, the Company's investing activities have consisted of purchases of short-term investments and property and equipment. Purchases of short-term investments exceeded maturities by $15.7 million for the three months ended March 31, 1998, primarily due to investment of cash provided by operating activities during the period. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will continue to be invested in investment grade, interest-bearing securities.

     Cash used to purchase property and equipment was $2.6 million and $1.4 million during the three months ended March 31, 1998 and March 31, 1997, respectively, primarily for computer workstations and file servers for the Company's growing employee base. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on its facilities and its telephone system.

     At March 31, 1998, the Company had $67.8 million in cash and cash equivalents, $79.0 million in short-term investments and $139.9 million of working capital. The Company also has available a $15.0 million unsecured bank line of credit that expires in June 1998. There were no borrowings outstanding under this line of credit as of March 31, 1998.

     The Company believes that its current cash, cash equivalents and short-term investments balances, cash available under its line of credit and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Thereafter, the Company may be required to obtain additional equity or debt financing. There can be no assurance that, in the event that additional financing is required, the Company will be able to raise such additional financing on acceptable terms or at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS: RISK FACTORS

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

     Dependence on New Products and Rapid Technological Change; Risk of Product Bugs. The client/server application software market is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. During 1997 and the quarter ended March 31, 1998, the Company released several new products, along with significant upgrades to existing products. These products are subject to significant technical risks. If the new products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements after their introduction and has experienced delays or lost revenue during the period required to correct these errors. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     Limited Operating History; Future Operating Results Uncertain; Need to Increase Sales Force. The Company was incorporated in November 1990 and began shipping products in December 1991. Although the Company has experienced significant percentage growth in revenue and net income in recent years, the Company does not believe prior growth rates are sustainable or indicative of future operating results. There can be no assurance that the Company will remain profitable on a quarterly or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenue derived from indirect channels, which have lower margins than direct sales. In particular, the Company intends to hire a significant number of additional sales personnel in 1998 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. The Company increased the size of its headquarters-based direct sales force from 42 to 100 in 1996, from 100 to 157 in 1997 and decreased from 157 to 154 in the quarter ended March 31, 1998. In the past, the Company has experienced difficulty in recruiting a sufficient number of sales persons. If the Company is unable to hire such personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected. The Company expects increased competition and intends to invest significantly in its business. As a result, the Company does not expect to sustain current operating margins in the future.

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

     The Company's business entails a variety of additional risks not mentioned above, such as Management of Growth; Dependence Upon Key Personnel, Expansion of Indirect Channels, International Operations, Dependence on Growth in the Client/Server Computing Market; General Economic and Market Conditions, Dependence on Proprietary Technology; Risks of Infringement, Product Liability, and Year 2000 Compliance which are set forth in the "Risk Factors" section of the Company's 1997 Report on form 10-K filed with the Securities and Exchange Commission in March 1998.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

    NUMBER                       EXHIBIT DESCRIPTION
    ------                       -------------------
    27.1     Financial Data Schedule (Filed Electronically)

     (b)Reports on Form 8-K:

        None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REMEDY CORPORATION

                                               /s/ GEORGE A. DE URIOSTE

                                          --------------------------------------
                                          George A. de Urioste
                                          Vice President, Finance and
                                          Operations, Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)

Dated: May 8, 1998

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
       EXHIBIT                                                                         NUMBERED
        NUMBER                                 EXHIBIT                                   PAGE
       -------                                 -------                               ------------
         27.1        Financial Data Schedule.....................................