Form 10-Q
period 1998-09-30
REMEDY CORP
filed 1998-11-05
CIK 936653

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                             Yes  [X]       No  [ ]

     There were 28,468,980 shares of the Company's Common Stock, par value $.00005, outstanding on October 30, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
                         PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets as of September 30,
           1998 and December 31, 1997................................      3
         Condensed Consolidated Statements of Income for the Three
           and Nine Months Ended September 30, 1998 and 1997.........      4
         Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 1998 and 1997..................      5
         Notes to Condensed Consolidated Financial Statements........      6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      9

                          PART II  OTHER INFORMATION
Item 5.  Stockholder Proposals.......................................     19
Item 6.  Exhibits and Reports on Form 8-K............................     19
SIGNATURE............................................................     20

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               REMEDY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)        (1)
Current assets:
  Cash and cash equivalents.................................    $ 77,944        $ 70,568
  Short-term investments....................................      61,373          63,265
  Accounts receivable, net of allowance for doubtful
     accounts of $2,659 and $1,974 respectively.............      30,501          31,528
  Prepaid expenses and other current assets.................       6,673           2,682
  Deferred tax asset........................................       3,562           3,101
                                                                --------        --------
          Total current assets..............................     180,053         171,144
Property and equipment, net.................................      12,851          10,472
                                                                --------        --------
                                                                $192,904        $181,616
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,246        $  1,230
  Accrued compensation and related liabilities..............       4,229           5,519
  Income taxes payable......................................       2,804             806
  Other accrued liabilities.................................       7,630           6,141
  Deferred revenue..........................................      22,522          18,986
  Current portion of obligations under capital leases.......         567             360
                                                                --------        --------
          Total current liabilities.........................      39,998          33,042
Noncurrent portion of obligations under capital leases......         245             502
Stockholders' equity:
Common stock and additional paid-in capital.................      97,496          92,397
Treasury stock..............................................     (13,977)             --
Notes receivable from stockholders..........................         (46)            (47)
Deferred compensation.......................................          --             (75)
Retained earnings...........................................      69,188          55,797
                                                                --------        --------
          Total stockholders' equity........................     152,661         148,072
                                                                --------        --------
                                                                $192,904        $181,616
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

                               REMEDY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     ------------------    -------------------
                                                      1998       1997        1998       1997
                                                     -------    -------    --------    -------
Revenue:
  Products.........................................  $25,912    $27,001    $ 67,745    $64,191
  Maintenance and service..........................   14,205     10,065      39,584     26,178
                                                     -------    -------    --------    -------
          Total revenue............................   40,117     37,066     107,329     90,369
Costs and expenses:
  Cost of product revenue..........................    1,152        849       3,130      2,478
  Cost of maintenance and service revenue..........    5,487      4,266      15,759     10,952
  Research and development.........................    8,417      6,286      24,163     14,306
  Sales and marketing..............................   14,347     11,728      40,345     29,945
  General and administrative.......................    2,345      2,282       7,242      5,861
                                                     -------    -------    --------    -------
          Total costs and expenses.................   31,748     25,411      90,639     63,542
Income from operations.............................    8,369     11,655      16,690     26,827
Interest income, net...............................    1,356      1,081       4,233      2,945
                                                     -------    -------    --------    -------
Income before provision for income taxes...........    9,725     12,736      20,923     29,772
Provision for income taxes.........................    3,501      4,623       7,532     10,711
                                                     -------    -------    --------    -------
Net income.........................................  $ 6,224    $ 8,113    $ 13,391    $19,061
                                                     =======    =======    ========    =======
Net income per share:
  Basic............................................  $  0.22    $  0.29    $   0.46    $  0.70
  Diluted..........................................  $  0.21    $  0.27    $   0.45    $  0.63
                                                     =======    =======    ========    =======
Shares used in computing per share amounts:
  Basic............................................   28,688     27,789      28,833     27,363
  Diluted..........................................   29,574     30,592      30,134     30,470
                                                     =======    =======    ========    =======

                            See accompanying notes.

                               REMEDY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  13,391    $  19,061
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      4,328        2,304
     Amortization of deferred compensation..................         76          135
     Changes in assets and liabilities:
       Accounts receivable..................................      1,027       (4,058)
       Prepaid expenses and other current assets............     (3,991)        (822)
       Deferred tax asset...................................       (461)        (145)
       Accounts payable.....................................      1,016         (426)
       Accrued compensation and related liabilities.........     (1,290)      (1,556)
       Income taxes.........................................      2,602        7,186
       Other accrued liabilities............................      1,489          371
       Deferred revenue.....................................      3,536        3,963
                                                              ---------    ---------
Net cash provided by operating activities...................     21,723       26,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments.........................   (141,065)    (115,658)
Maturities of short-term investments........................    142,957      107,716
Capital expenditures........................................     (6,375)      (5,639)
                                                              ---------    ---------
Net cash used in investing activities.......................     (4,483)     (13,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations..........       (382)         (95)
Proceeds from issuance of common stock......................      4,495        6,169
Purchase of treasury stock..................................    (13,977)          --
                                                              ---------    ---------
Net cash provided by (used in) financing activities.........     (9,864)       6,074
                                                              ---------    ---------
Net increase in cash and cash equivalents...................      7,376       18,506
Cash and cash equivalents at beginning of period............     70,568       39,770
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  77,944    $  58,276
                                                              =========    =========

                            See accompanying notes.

                               REMEDY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of September 30, 1998, and the condensed consolidated statements of income for the three months and nine months ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

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

     The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------    ------------------
                                               1998       1997       1998       1997
                                              -------    -------    -------    -------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                            (UNAUDITED)
Numerator:
  Net Income................................  $ 6,224    $ 8,113    $13,391    $19,061
                                              =======    =======    =======    =======
Denominator:
  Denominator for basic earnings per share-
     weighted-average shares................   28,688     27,789     28,833     27,363
  Effect of dilutive securities:
  Employee stock options....................      886      2,803      1,301      3,107
                                              -------    -------    -------    -------
  Dilutive potential common shares..........      866      2,803      1,301      3,107
  Denominator for diluted earnings per
     share..................................   29,574     30,592     30,134     30,470
                                              =======    =======    =======    =======
  Basic earnings per share..................  $  0.22    $  0.29    $  0.46    $  0.70
  Diluted earnings per share................  $  0.21    $  0.27    $  0.45    $  0.63

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

 5. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement
131). Statement 131 superseded Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect the results of operations or financial position, but may affect the disclosure of the segment information that will be disclosed in the annual report on Form 10-K.

 6. STOCK OPTION EXCHANGE

     On February 4, 1998, the Compensation Committee of the Board of Directors approved the exchange of certain outstanding stock options under the Company's 1995 Stock Option/Stock Issuance Plan with exercise prices ranging from $17.92 to $53.75. Each employee who elected prior to February 2, 1998 to participate in the exchange program received a new option with an exercise price of $16.75 per share (the fair market value on February 4, 1998). Each new option that replaces an option outstanding for at least 12 months shall vest in equal monthly installments over the period remaining under the original option plus an additional 12 months, not to exceed 48 months. Each new option that replaces an option outstanding for less than 12 months shall vest 25% at the end of 12 months from the grant date of February 4, 1998 and 1/48th per month thereafter. Approximately, 3,200,000 stock options were exchanged pursuant to this program. The Board of Directors of the Company were not eligible to participate in this program.

 7. SHARE REPURCHASE

     On August 5, 1998, the Board of Directors authorized management of the Company to repurchase up to 3 million shares or approximately 10 percent of the Company's outstanding shares of common stock over the next twelve months. The Company plans to purchase the shares on the open market from time to time, depending on market conditions. The repurchases will be funded from the Company's cash and short-term investments. As of September 30, 1998, the Company had repurchased a total of approximately 1.1 million shares of the Company's stock at an average price of $12.50 for approximately $14.0 million dollars.

                               REMEDY CORPORATION

                                  (UNAUDITED)

 8. SUBSEQUENT EVENT

     In October 1998, the Company announced a definitive agreement to purchase BayStone Software, a privately held provider of a suite of customer support, quality assurance, and opportunity management and telesales automation applications for rapidly growing businesses. Under the terms of the agreement, Remedy will pay approximately $10 million cash with various performance contingencies in exchange for all the assets and liabilities of BayStone Software. The transaction is subject to approval by BayStone's shareholders and certain closing conditions, including completion of due diligence. Remedy anticipates it will recognize a one-time charge of approximately $2.5 million dollars in the fourth quarter in connection with the transaction, which is expected to be non-dilutive to fiscal 1999 earnings per share. The acquisition is expected to be completed in the Company's fourth quarter. The acquisition will be accounted for as a purchase for accounting purposes.

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

     This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Additional Factors That May Affect Future Results" section on page 16 and in the "Risk Factors" section of the Company's 1997 Report on Form 10-K filed with the Securities and Exchange Commission in March 1998.

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

                                                      THREE MONTHS        NINE MONTHS
                                                         ENDED               ENDED
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                     --------------      --------------
                                                     1998      1997      1998      1997
                                                     ----      ----      ----      ----
Revenue:
  Product..........................................   65%       73%       63%       71%
  Maintenance and Service..........................   35        27        37        29
                                                     ---       ---       ---       ---
          Total Revenue............................  100       100       100       100
Costs and expenses:
  Cost of product revenue..........................    3         2         3         3
  Cost of maintenance and service revenue..........   13        12        15        12
  Research and development.........................   21        17        22        16
  Sales and marketing..............................   36        32        37        33
  General and administrative.......................    6         6         7         6
                                                     ---       ---       ---       ---
          Total costs and expenses.................   79        69        84        70
                                                     ---       ---       ---       ---
Income from operations.............................   21        31        16        30
Interest income, net...............................    3         3         4         3
                                                     ---       ---       ---       ---
Income before provision for income taxes...........   24        34        20        33
Provision for income taxes.........................    9        12         7        12
                                                     ---       ---       ---       ---
Net income.........................................   15%       22%       13%       21%
                                                     ===       ===       ===       ===

REVENUE

     The Company's revenue is derived from two sources: product licenses and fees for services. License revenue is derived from product licensing fees, while service revenue is derived from maintenance support services, training and consulting. The Company recognizes revenue in accordance with the Statement of Position on Software Revenue Recognition ("SOP 97-2"), issued by the American Institute of Certified Public Accountants. The adoption of SOP 97-2 on January 1, 1998 did not have a material affect on the revenue or earning for the period. Product revenue is recognized upon delivery only if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. Delivery is defined in certain contracts as delivery of the product master or first copy for noncancelable product licensing arrangements under which the customer has certain software reproduction rights. Service revenue from customer maintenance fees for ongoing customer support and product updates is recognized ratably over the term of the maintenance contract, which is typically twelve months. Service revenue from training and consulting is recognized when the services are performed. Fees for such services are charged separately from the Company's software products. The Company's license agreements generally do not provide a right of return. However, reserves are maintained for allowances and potential credit losses, which have not been significant to date.

     The Company distributes the majority of its products through its headquarters-based direct sales force, which is complemented by indirect sales channels, including value-added resellers (VARs), system integrators (SIs), independent software vendors (ISVs) and original equipment manufacturers (OEMs). Sales derived through indirect channels accounted for approximately 39% of the Company's total billings for the quarter ended September 30, 1997 and 47% for the comparable period in 1998. Sales derived through indirect channels accounted for approximately 43% for the nine months ended September 30, 1997 and 46% in the comparable period in 1998. The Company expects that sales derived through indirect channels, which have lower average selling prices and gross margins than direct sales, will increase as a percentage of total revenue. As a result, the Company expects that its gross margins on product sales may decline if sales through indirect channels increase.

     Product Revenue. The Company currently derives substantially all of its product revenue from licenses of the Action Request System. Revenue from product licenses decreased by 4% from $27.0 million for the quarter ended September 30, 1997 to $25.9 million in the comparable quarter in 1998. Product license fees increased 6% from $64.2 million for the nine months ended September 30, 1997 to $67.7 million in the comparable period in 1998. The impact of anticipated transactions being shifted out of the quarter, slower hiring of sales personnel than planned, global uncertainties and upcoming new product launches contributed to the decrease in the current quarter's product revenue. International sales accounted for approximately 31% and 36% of the Company's total revenue for the quarters ended September 30, 1997 and 1998, respectively. International sales accounted for approximately 35% of the Company's total revenue for the nine months ended September 30, 1997 and 36% in the comparable period in 1998. The prices of the Company's products have remained relatively constant in the periods presented. The Company intends to continue to enhance its current software products as well as to develop new types of software products. As a result, the Company anticipates that revenue from product licenses will continue to represent a substantial majority of its revenue in the foreseeable future. The Company expects that prior growth rates of the Company's product revenue may not be sustainable in the future.

     Maintenance and Service Revenue. Maintenance and service revenue increased by 41% from $10.1 million for the quarter ended September 30, 1997 to $14.2 million in the comparable quarter in 1998. Service revenue increased 51% from $26.2 million for the nine months ended September 30, 1997 to $39.6 million in the comparable 1998 period. This growth is primarily due to the renewal of maintenance contracts after the initial one-year term. Increased licensing activity, which has resulted in increased revenue from maintenance and support, training and consulting services also contributed to the growth rate. The Company expects that prior growth rates of the Company's installed base and, consequently, in the Company's service revenue, may not be sustainable in the future.

COSTS AND EXPENSES

     Cost of Product Revenue. Cost of product revenue consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, manuals, packaging materials, personnel-related costs and shipping expenses. Cost of product revenue increased from $849,000 for the quarter ended September 30, 1997 to $1.2 million for the comparable quarter in 1998, representing 3% and 4% of the related product revenue in such quarters, respectively. Cost of product revenue increased from $2.5 million for nine months ended September 30, 1997 to $3.1 million in the comparable 1998 period, representing 4% and 5% of related product revenue in such periods, respectively. The increase in the dollar amounts of cost of product revenue for the quarter ended September 30, 1998 was primarily due to the higher volumes of product shipped during the quarter. Because all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, cost of product revenue includes no amortization of capitalized software development costs.

     Cost of Maintenance and Service Revenue. Cost of maintenance and service revenue consists primarily of personnel-related costs incurred in providing telephone support, consulting and training to customers. Cost of maintenance and service revenue increased from $4.3 million for the quarter ended September 30, 1997 to $5.5 million in the comparable quarter in 1998, representing 42% and 39% of the related maintenance and service revenue for the respective quarters. Cost of maintenance and service revenue increased from $11.0 million for the nine months ended September 30, 1997 to $15.8 million in the comparable 1998 period, representing 42% and 40%, respectively, of the related maintenance and service revenue in such periods. Cost of maintenance and service revenue increased significantly in absolute dollars from the quarter ended September 30, 1997 to the quarter ended September 30, 1998, primarily due to increased personnel-related costs as the Company continued to build its customer support and training organizations. In addition, such costs increased from quarter to quarter due to the Company's increased partnering with third-party service providers to deliver consulting services to its customers. The Company believes that cost of maintenance and service revenue will increase in dollar amounts in the future.

     Research and Development. Research and development expenses were $6.3 million and $8.4 million, or 17% and 21% of total revenue, for the quarters ended September 30, 1997 and September 30, 1998, respectively. Research and development expenses increased from $14.3 million for the nine months ended September 30, 1997 to $24.2 million in the comparable 1998 period, or 16% and 22% of total revenue, respectively. The increases in research and development in both absolute dollar amounts and as a percentage of total revenue were primarily attributable to an increase in staffing, outside contractors and associated support for software engineers required to expand and enhance the Company's product line as the Company continues to invest in building new products lines. The Company believes that research and development expenses will continue to increase in dollar amounts and may increase as a percentage of total revenue in the future.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, as well as promotional expenses. Sales and marketing expenses were $11.7 million and $14.3 million, or 32% and 36% of total revenue, for the quarters ended September 30, 1997 and September 30, 1998, respectively. Sales and marketing expenses increased from $29.9 million for the nine months ended September 30, 1997 to $40.3 million in the comparable 1998 period, or 33% and 37% of total revenue, respectively. The increases in sales and marketing expenses in both absolute dollar amounts and as a percentage of total revenue were primarily due to the expansion of sales and marketing resources and increased marketing activities, including trade shows and promotional activities. The Company believes that sales and marketing expenses will continue to increase in dollar amounts and may increase as a percentage of total revenue in the future as the Company expands its sales and marketing staff.

     General and Administrative. General and administrative expenses were $2.3 million, or 6% of total revenue, for the quarters ended September 30, 1997 and September 30, 1998. General and administrative expenses increased from $5.9 million for the nine months ended September 30, 1997 to $7.2 million for the comparable 1998 period, or 6% and 7% of total revenue, respectively. The increases in dollar amounts for the nine months ended September 30, 1998 were primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in dollar amounts and may increase as a percentage of total revenue in the future as the Company expands its staffing.

     Interest Income, net. Interest income, net was $1.1 million and $1.4 million for the quarters ended September 30, 1997 and September 30, 1998, respectively. Interest income, net increased from $2.9 million for the nine months ended September 30, 1997 to $4.2 million for the comparable 1998 period. The increase in interest income, net for the nine months ended September 30, 1998 is primarily due to the investment of increased amounts of cash provided by operating activities.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1997 and September 30, 1998, the Company's cash provided by operating activities was $26.0 million and $21.7 million, respectively. The Company's net cash provided by operations for the nine months ended September 30, 1998 was primarily attributable to the net income generated in the nine-month period.

     During the nine months ended September 30, 1997 and September 30, 1998, the Company's investing activities have consisted of purchases of short-term investments and property and equipment. Maturities of short-term investments exceeded purchases by $1.9 million for the nine months ended September 30, 1998. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will continue to be invested in investment grade, interest-bearing securities.

     Cash used to purchase property and equipment was $6.4 million and $5.6 million during the nine months ended September 30, 1998 and September 30, 1997, respectively, primarily for computer workstations and file servers for the Company's growing employee base. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on its headquarters and Pleasanton facilities and its telephone system.

     During the nine months ended September 30, 1998, the net cash used in financing activities was $9.9 million in contrast to the net cash provided by such activities of $6.1 million for the comparable period in 1997. This comparative decrease is primarily due to the use of approximately $14.0 million as part of the Company's initial purchase of 1,117,500 shares of the Company's stock under the share repurchase program. The Board of Directors has authorized management to repurchase up to 3 million shares through July 1999.

     At September 30, 1998, the Company had $77.9 million in cash and cash equivalents, $61.4 million in short-term investments and $140 million of working capital. The Company also has available a $15 million unsecured bank line of credit that expires in June 1999. There were no borrowings outstanding under this line of credit as of September 30, 1998.

     The Company believes that its current cash, cash equivalents and short-term investment balances, cash available under its line of credit and cash flow from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, significant future growth may require the Company to obtain additional equity or debt financing. There can be no assurance that, in the event that additional financing is required, the Company will be able to raise such additional financing on acceptable terms or at all.

     In October 1998, the Company announced a definitive agreement to purchase BayStone Software, a privately held provider of a suite of customer support, quality assurance, and opportunity management and telesales automation applications for rapidly growing businesses. Under the terms of the agreement, Remedy will pay approximately $10 million cash with various performance contingencies in exchange for all the assets and liabilities of BayStone Software. The transaction is subject to approval by BayStone's shareholders and certain closing conditions, including completion of due diligence. Remedy anticipates it will recognize a one-time charge of approximately $2.5 million dollars in the fourth quarter in connection with the transaction, which is expected to be non-dilutive to fiscal 1999 earnings per share. The acquisition is expected to be completed in the Company's fourth quarter. The acquisition will be accounted for as a purchase for accounting purposes.

OTHER MATTERS

     YEAR 2000 COMPLIANCE. Remedy Corporation is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance. Any Year 2000 compliance problems of either the Company or its vendors could materially adversely affect the Company's business, results of operations, financial condition and prospects.

     We are currently taking steps to address Year 2000 issues in the following three areas:

     (1) Our products;

     (2) Internal systems (including information technology such as financial and order entry systems and non-information technology systems such as phones and facilities);

     (3) Readiness of third parties with whom we have business relationships.

     We have assigned a dedicated Year 2000 project team to develop and implement a comprehensive Year 2000 readiness plan for our world-wide operations relating to all of these areas. This plan has executive sponsorship, is regularly reviewed by senior management and includes progress reports to appropriate parties on a regular basis.

  Our Products

     Remedy software currently supports any date value set by the operating system. All date information, such as creation dates, modification dates, and time/date stamps, is generated using the date value provided by the operating system (Microsoft(R) Windows(R), Apple Macintosh(R), UNIX(R), and others).

     The functionality of the current or listed versions of the following Remedy products will not be impaired by the change to the Year 2000. The current versions of these products accurately represent date information within the constraints of the operating systems on which they run:

        Remedy Action Request System(R) (Version 3.0 or newer, including localized versions)
          Multi-Processing Server Option(TM)
           Distributed Server Option(TM)
           Full Text Search Option(TM)
       ARWeb(R) (Version 2.0 or newer)
        Flashboards(R) (Version 2.0 or newer)
        Remedy Help Desk(TM) (Version 2.0 or newer)
        Remedy Help Desk Express(TM)
        Remedy Service Level Agreements(TM)
        Remedy Change Management(TM)
        Remedy Asset Management(TM)

     Because Remedy software supports the date value set by the operating system, it is important for customers to confirm that the operating systems in use are, or will be, Year 2000 compliant.

     The software license agreement provided with the Remedy software includes a Year 2000 certification. That provision states that the Remedy software, when used in conjunction with the Remedy-compatible operating systems described in the Remedy software documentation, will accurately process date data (including, but not limited to, calculating, comparing, and sequencing) from, into, and between the twentieth and twenty-first centuries -- including leap year calculations. The provision also assumes that all products (hardware, software, and firmware) used in combination with the Remedy software will properly exchange date data with the Remedy software.

  Internal Systems

     Remedy Corporation's internal systems include both its information technology ("IT") and non-IT systems. Remedy has initiated an assessment of its internal IT systems including third-party software and hardware technology and its non-IT systems (such as its security system, building equipment, and embedded microcontrollers) and retained an outside contractor to provide assistance. Remedy expects to complete that testing in Q2 of 1999. To the extent that Remedy Corporation is not able to test the technology provided by third-party vendors, Remedy is seeking assurances from such vendors that their systems are Year 2000 compliant. Although Remedy is not currently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, Remedy may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal IT and non-IT systems.

  Third Parties

     Remedy Corporation does not currently have any information concerning the Year 2000-compliance status of its vendors. If Remedy Corporation's current or future vendors fail to achieve Year 2000 compliance or if they divert technology expenditures (especially technology expenditures that were reserved for enterprise software) to address Year 2000 compliance problems, Remedy Corporation's business, results of operations, or financial condition could be materially adversely affected.

     Remedy Corporation has not yet fully developed a comprehensive contingency plan to address situations that may result if Remedy is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material. Finally, Remedy is also subject to external forces that might generally affect industry and commerce, such as utility or transportation companies Year 2000 compliance failures and related service interruptions.

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

     Dependence on New Products and Rapid Technological Change; Risk of Product Bugs. The client/server application software market is characterized by rapid technological change, frequent new product introduc-tions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. During 1997 and the nine months ended September 30, 1998, the Company released several new products, along with significant upgrades to existing products. These products are subject to significant technical risks. If the new products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements after their introduction and has experienced delays or lost revenue during the period required to correct these errors. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     Limited Operating History; Future Operating Results Uncertain; Need to Increase Sales Force. The Company was incorporated in November 1990 and began shipping products in December 1991. Although the Company has experienced significant percentage growth in revenue and net income in recent years, the Company does not believe prior growth rates are sustainable or indicative of future operating results. There can be no assurance that the Company will remain profitable on a quarterly or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales force and indirect distribution channels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenue derived from indirect channels, which have lower margins than direct sales. In particular, the Company intends to hire a significant number of additional sales personnel in 1998 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. The Company increased the size of its sales force from 42 to 100 in 1996, from 100 to 157 in 1997 and remains the same at 157 in the nine months ended September 30, 1998. The Company has experienced difficulty in recruiting a sufficient number of sales persons. If the Company is unable to hire such personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected. The Company expects increased competition and intends to invest significantly in its business. As a result, the Company does not expect to sustain current operating margins in the future.

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

PART II OTHER INFORMATION

ITEM 5. STOCKHOLDER PROPOSALS

     Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices not later than December 24, 1998 in order to be included in the Company's proxy statement and form of proxy related to the 1999 annual meeting. Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to March 9, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement. The Company currently believes that the 1999 annual meeting of stockholders will be held during the last week of May 1999.

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

                                          REMEDY CORPORATION

                                                   /s/ RON J. FIOR

                                          --------------------------------------
                                                       Ron J. Fior
                                               Vice President, Finance and
                                                       Operations,
                                               and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                                        Financial
                                                 and Accounting Officer)

Dated: November 4, 1998

                                 EXHIBIT INDEX

        NUMBER                        EXHIBIT DESCRIPTION
        ------                        -------------------
         27.1     Financial Data Schedule (Filed Electronically)