Form 10-K
period 1998-12-31
REMEDY CORP
filed 1999-03-10
CIK 936653

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                   1505 SALADO DRIVE, MOUNTAIN VIEW, CA 94043
                                 (650) 903-5200
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, $.00005 PAR VALUE;
              PREFERRED SHARE PURCHASE RIGHTS, $.00005 PAR VALUE;
                  REGISTERED ON THE NASDAQ NATIONAL MARKET(R)
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 1999 was approximately $470,709,903 (based on the last reported sale price of $18.875 on March 3, 1999 on the NASDAQ Stock Market).

     The number of shares of Common Stock outstanding as of March 3, 1999 was 28,639,480.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 DOCUMENT                         FORM 10-K REFERENCE
                 --------                         -------------------
  Proxy Statement for Registrant's Annual        Part III, Items 10-13
  Meeting to be held on May 27, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               REMEDY CORPORATION

                    FISCAL YEAR 1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
  PART I
  Item 1.   Business....................................................    3
  Item 2.   Properties..................................................    8
  Item 3.   Legal Proceedings...........................................    8
  Item 4.   Submission of Matters to a Vote of Security Holders.........    8
  Item 4A.  Officers of the Registrant..................................    8

  PART II
  Item 5.   Market for Registrant's Common Stock and Related Stockholder
            Matters.....................................................   11
  Item 6.   Selected Financial Data.....................................   12
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   14
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................   18
  Item 8.   Financial Statements and Supplementary Data.................   25
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   25

  PART III
  Item 10.  Directors and Officers of the Registrant....................   26
  Item 11.  Executive Compensation......................................   26
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   26
  Item 13.  Certain Relationships and Related Transactions..............   26

  PART IV
  Item 14.  Exhibits, Report of Independent Auditors, Consolidated
            Financial Statement Schedules and Reports on Form 8-K, and
            Notes to Consolidated Financial Statements..................   27
  Signatures............................................................
                                                                           47

                                     PART I

     The discussion in this Form 10-K (10-K) contains forward-looking statements that involve risks and uncertainties. The statements contained in this 10-K that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The Company's actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A on page 18 of this document. The risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-Q should also be reviewed.

ITEM 1. BUSINESS

OVERVIEW

     Remedy(R) Corporation ("Remedy" or the "Company") develops, markets and supports highly adaptable, client/server and web-based application software products and solutions that simplify employee-intensive business processes. Unlike traditional enterprise applications, Remedy applications are designed to deploy in weeks, not years and the applications adapt quickly to the needs and changes in the customers' business, instead of requiring the customer and solutions to adapt to the software. These applications help organizations establish a market advantage by reacting to opportunities faster than their competitors. Remedy offers adaptable applications for Information Technology
(IT) Service Management, Customer Relationship Management and Employee Workplace Automation. Remedy is one of the largest providers of enterprise applications with over 6,800 customer sites in more than 70 countries, including over 60% of the Fortune 100.

     The Company was incorporated on November 20, 1990 in Delaware. The Company maintains its executive offices and principal facilities at 1505 Salado Drive, Mountain View, California 94043. Its telephone number is (650) 903-5200.

     Remedy shipped the first version of the Action Request System(R) product and foundation technology (AR System(TM)) in December of 1991. In addition to the IT focused Internal Help Desk solutions provided by Remedy, the Company's customers and partners have had a long history of adapting the AR System to solve other types of employee intensive business processes. These solutions have included external customer service and support, project tracking, change management, purchase requisitions, product defect tracking, asset management, network and system management, and inventory management tracking. Initially, the Company's sales and marketing strategy for success was to gain a significant number of IT and help desk sites before broadening the product offering. With over 6,800 customer sites, Remedy has begun to broaden the product offering and is leveraging the Company's large number of satisfied customers to sell additional solutions aimed at further increases to our customers' employee productivity.

     REMEDY SUCCESSES. The Company's products lead the industry as a fast path to customer production and cost to deploy. Remedy has a record of leading the industry in the following areas of IT services innovation: web-based help desk, multi-tier help desk, distributed server technology, mobile client links, graphical service level management product, ERP link for any service desk. The Company has a very high customer satisfaction rating; 97% of sites would recommend Remedy products to a colleague according to a third party survey.

     FAST PATH TO PRODUCTION. The Company's application design and licensing practices allow for fast deployment to a broad range of users. While the GartnerGroup says that half of all client-server solutions exceed their expected completion times and budgets and almost two thirds take more than a year to finish, Remedy's philosophy and results are different. Remedy provides out-of-the-box enterprise applications that can be quickly and easily adapted to unique requirements. No programming. Little or no integration. The average Remedy installation is fully deployed in less than 45 days and our large enterprise installations are typically implemented in approximately 3 months.

     INTEGRATION WITH THIRD-PARTY SOFTWARE AND SYSTEMS. The Company's software is designed to integrate (generally without programming) with a wide variety of computer and telecommunication technologies and products, including desktop applications, telephony devices, network management systems and legacy systems. The Company's solutions integrate with many of the most prevalent Windows, MAC and UNIX desktop applications, such as e-mail, document or media browsers, spreadsheets and document editors. The Company's software links with automatic call distributors and interactive voice response systems to simultaneously display customer profile and historical problem resolution data for the support personnel as the call is being answered. Workflow notifications, such as incident arrivals, transfers or delegations, and incident resolution notices, are frequently sent via e-mail, pagers, facsimile systems or voice response units. Network management outage alarms are sent from leading network management systems, such as Solstice SunNet Manager or HP OpenView, to AR System servers, automatically creating a problem report to be handled by the internal help desk staff. Separately installable links are sold by Remedy for Oracle and the Palm computing platform.

     ADAPTABILITY TO CHANGING BUSINESS NEEDS. Remedy applications provide a ready-to-deploy structure that is also easy to change at will. You can use the solutions as is, or point and click to easily tailor them to specific company requirements. The concept is similar to spreadsheet software, which can be used as a simple calculator or be modified to include sophisticated formulas and style changes. Remedy's open architecture and versatility allow IT professionals to lead the business productivity effort. More importantly, the applications are adaptable to meet most future requirements without costly programming.

     STRATEGIC MARKETING UNITS. In 1998, as Remedy leveraged past success to broaden the Company's out-of-the-box offering of applications, three new product units were formed: IT Service Management, Customer Relationship Management and Employee Workplace Automation. All units develop, market and support out-of-the-box applications leveraging the foundation AR System technology supported by the Core Product Unit.

PRODUCTS

     CORE PRODUCT UNIT. Under the Core Product Unit, the primary product is the AR System, a flexible foundation for automating complex business processes throughout the enterprise. Built for adaptability in a continuously changing business environment, the AR System allows for rapid prototyping and affordable applications. Remedy Service Level Agreements(TM) (SLA) application helps managers track service quality and market their success. By automating negotiated service commitments, SLA provides for proactive alerting, notification and measurement. The SLA application is designed to scale to the enterprise as commitments, applications and actions are added. ARWeb(R) application is a fast way to deliver business processes using the World Wide Web, enabling users to perform self-help tasks, submit action requests and update database information using today's popular Web browsers. Flashboards(R) application monitors service levels and tracks trends in internal operations using an intuitive graphical interface allowing for proactive management of service quality and commitments. Remedy Distributed Server Option(TM) application expands Remedy applications to multiple applications and locations across the enterprise, enabling the automatic transfer of data between AR System servers while maintaining consistent information throughout the environment. AR System reduces the cost of automating many internal processes by using simple point-and-click methods to adapt the application's workflow and tracking capability to the unique information, process and integration requirements of the customer's department or enterprise. AR System is the foundation for all of Remedy's out-of-the-box applications, partner applications and customer adaptations including solutions for IT Service Management, Customer Relationship Management and Employee Workplace Automation.

     IT SERVICE MANAGEMENT. The Remedy Help Desk(TM) application is a client server application used for tracking and resolving IT support requests and problems. Using simple point-and-click methods, customers adapt the application's workflow and tracking capability to the unique information, process and integration requirements of their department or enterprise. According to a survey conducted by the Aberdeen Group, Remedy is the worldwide leader in help desk software with nearly a 25% share of the internal help desk market -- more than twice that of our closest competitor. Remedy has integrated the functions of problem management, problem resolution, asset inventory, change tasking, measurement and reporting into a single, easy-to-use application. Remedy's enterprise customers may purchase the Remedy Strategic Service Suite(TM), a suite of Remedy applications, for an enterprise consolidated service desk solution that enables the IT manager to focus on strategic investments by reducing the costs of operating the enterprise and delivering solutions that can easily adapt to change. Remedy Change Management(TM) application enables IT professionals to plan, track and implement changes quickly and efficiently, and creates a history log to help diagnose problems. Remedy Asset Management(TM) application increases efficiency by putting accurate asset information at the fingertips of help desk professionals and change planners. Remedy Year 2000 Compliance Manager(TM) application tracks and reports Year 2000 compliance records of products. Remedy Help Desk provides the IT help desk staff with the power to resolve problems faster than previously possible, improving productivity across the enterprise.

     Remedy offers a broad range of Help Desk customer services, including the Remedy Rapid Results program. This program minimizes the necessary use of customer internal resources for setting up an internal help desk by using Remedy consultants. The program guarantees a 15-day implementation. Several links are available for purchase: Remedy Link for Oracle Applications connects Remedy applications to the front and back office. Remedy Link for Palm Computing Platform is the industry's first native integration between Remedy Help Desk and the Palm Computing platform.

     CUSTOMER RELATIONSHIP MANAGEMENT. Remedy's Customer Relationship Management
(CRM) unit is focused on developing, marketing and supporting client server applications for acquisition and retention of long-term profitable customers. Remedy purchased BayStone(R) Software in October of 1998 to form the cornerstone of the CRM strategic marketing unit. We believe this acquisition, and the large number of existing AR System customers adapting the product for external support, positions Remedy in the mid-tier and enterprise CRM market. Remedy now offers comprehensive applications for CRM that are designed for fast deployment and easy scalability from small and mid-size companies to large enterprise use. Remedy's CRM product suite includes Remedy Customer Support(TM) for technical support, Remedy Quality Management(TM) for product quality assurance, and Remedy Leads Management(TM) for opportunity management and telesales.

     EMPLOYEE WORKPLACE AUTOMATION. Remedy's Employee Workplace Automation (EWA) unit is focused on developing, marketing and supporting web-based applications that automate common tasks and approval processes to improve employee productivity by reducing workflow cycles and mundane, paper-based tasks. This unit's first product, Remedy Purchasing@Work(TM) version 1.0, was released in December of 1998, and is designed to automate the purchasing cycle. Additional applications are planned for release in 1999, and are being designed to focus on automating new employee set-up management and travel and expense management. All of this unit's products are being designed to save customers' time and money by utilizing their existing investments in corporate web-based Intranet or Internet applications by integrating the unit's applications into back office ERP systems. Today, many Remedy customers are using the AR System foundation to create these types of applications independently. Remedy plans to leverage these customers' investments as well as market to new customers who are looking for out of the box applications. The Company does expect each of the new products to encounter significant competition from existing competitors as well as from new entrants in such markets.

REMEDY PRODUCT ARCHITECTURE

     Remedy's solutions are unique in that they are all developed and deployed on a single, open process-automation infrastructure called the Remedy AR System. Because Remedy's solutions are all built on the AR System, they are scalable, adaptable and can automatically share data and business rules. AR System product upgrades have backward compatibility without requiring applications to be reworked.

     The multi-tier architecture of Remedy's AR System delivers high performance by combining the power of the latest relational databases with a customizable workflow server to deliver power to users where they need it.

     A major benefit of Remedy's workflow server is that business rules are defined with point-and-click simplicity without programming. The open design and published multi-threaded API enable a wide range of integrations and extensions, including the Internet and World Wide Web, email systems, automatic call distribution systems, integrated voice response systems, pagers, report writers, knowledge databases, case-based reasoning tools, network and system management platforms, transaction processing systems, ERP, CIS and other application suites. With its extremely broad platform support, Remedy's AR System workflow server supports UNIX (e.g., Sun, HP, IBM, SGI) and Windows NT as well as the database engines from the major relational database vendors (e.g., Oracle, Microsoft, Informix, Sybase).

     Remedy delivers the power of the workflow server to users via a broad range of clients, including World Wide Web browsers, Microsoft Windows 95/98/NT, Sun Microsystems' Java platform, OSF Motif and even leading-edge clients like 3Com's PalmPilot and email systems. The clients were designed in conjunction with well-known and respected usability specialists to help maximize the productivity of the application users. Remedy's AR System supports a "write once, run anywhere" architecture so all these platforms employ a single set of forms and business rules. In addition, any changes to the business rules or forms are automatically distributed to the clients, thereby eliminating software distribution costs. These adaptable applications can be compared to spreadsheets, which can be used as is or modified by changing formulas, moving and deleting items, and making stylistic changes.

     The competitive differentiator with Remedy's 3-tier client/server architecture is the Company's lean client and network. The architecture balances functionality among the following elements: client, workflow server, web-based application server and database server. The desktop client and workflow server communicate via industry standard remote procedure calls that allow clients to access servers over local area networks (LANs), wide area networks (WANs), and dial-up phone lines, without concern about mixed hardware or software environments. The web-based clients communicate with the Remedy Web(TM) Application Server using a combination of industry standard HTTP and a high-performing Remedy proprietary protocol, optimized to run light over the wire. Remedy's web-based products use industry standard web-based page technologies such as HTML, Javascript, and Java to allow Remedy's workflow to be delivered through all industry-standard web browsers.

     The Company's product architecture delivers a unique combination of solutions-oriented enterprise applications and a single, cohesive and powerful process-automation infrastructure to support them.

CUSTOMERS

     As of December 31, 1998, the Company had licensed its software to more than 3,700 customers at more than 6,800 sites, including over 60% of the Fortune 100. In 1998, no customer accounted for more than 10% of the Company's total revenue. Remedy serves vertical industry's including automotive, computer, chemical/ pharmaceutical, energy/utilities, financial, insurance, government/research, semiconductor, telecom/network and others.

SALES AND MARKETING

     The Company markets its software and services through its regionally based direct sales force, a headquarters-based direct telesales force and through its indirect sales channels (VARs, SIs and ISVs). The Company's direct and telesales forces accounted for approximately 52% of the Company's total revenue for 1998, and sales through indirect channels accounted for approximately 48%. As of December 31, 1998, the Company's sales and marketing organization consisted of 263 individuals.

     Generally, the AR System and related applications and services are sold through a sales representative with occasional help from a pre-sales engineer. Telesales representatives generally sell standard products and services and they pass large or more complicated deals on to regionally based direct sales representatives. The Company's marketing organization provides leads to members of the sales organization. Leads are primarily generated through public relations, seminars, trade shows, telesales and the Company's web site. To further encourage sales, the Company conducts comprehensive marketing programs that include public relations, seminars, trade shows, user group meetings and ongoing customer communications programs. The Company increased the size of its sales organization from 157 to 189 employees in 1998 and intends to increase the size of its sales organization in 1999 and beyond.

     The Company's sales and marketing organization is complemented by indirect sales channels (VARs, SIs, and ISVs), who license the Company's products at a discount for re-licensing, and may provide training, support and customer services to end users. The Company anticipates that revenue derived from indirect sales, particularly through VARs and SIs, will increase in the future. The Company increased the number of channel partners from 133 to 160 in 1998. The Company's indirect sales as a percentage of revenue may adversely affect the Company's average selling prices and gross margins due to somewhat lower unit prices that the Company receives when selling through indirect channels.

     For 1998, 1997 and 1996, international sales represented 38%, 37% and 37%, respectively, of the Company's total revenue.

PROFESSIONAL SERVICES

     The Company's professional services organization provides customers with consulting, education and customer support services. The Company believes that providing a high level of customer service and technical support is critical to customer satisfaction and the Company's growth. As of December 31, 1998, the Company had 163 employees in its professional services organization.

     CONSULTING SERVICES. Consulting Services consist of assisting customers in a wide range of activities, from application designs, implementations and re-architecting existing applications to align with company business practices and strategy. The Company has been adding consultants focused on requirements analysis, project management and implementation for large enterprise projects. Fees for consulting services are charged separately from the Company's software products. Remedy also has 150 Remedy Approved Consultant(TM) contractors (RACs) working for over 50 Remedy Partners, in 21 countries.

     CUSTOMER SUPPORT SERVICES. In providing technical support to customers, the Company uses its own products extensively. Most of the Company's customers currently have support agreements with the Company and the majority renew their contracts on a yearly basis. The Company offers telephone, electronic mail, Web and fax support through its support services staff. Additional customer support is provided in the United States and particularly in international markets by the Company's VARs, SIs, and ISVs. Initial product license fees do not include software maintenance. As part of their annual maintenance fee, customers are entitled to receive new software releases, maintenance releases and support for licensed products.

     EDUCATIONAL SERVICES. An important piece of the Company's strategy is to offer comprehensive training to customers. Classes are offered through in-house facilities at the Company's offices in Pleasanton, California, Columbia, Maryland, and Bracknell, in the United Kingdom. Courses are also available from more than 25 Approved Education Partners around the world. Educational Services also provides on-site training and customized training services. In 1998, the Company and its partners trained almost 11,000 people. Fees for educational services are charged separately from the Company's software products.

RESEARCH AND DEVELOPMENT

     Since its inception, the Company has made substantial investments in research and development. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. The Company intends to expand its existing product offerings and to introduce new products for the client/server application software market. In the development of new products and enhancements to existing products, the Company uses its own platform products extensively. Although the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, acquire technology and/or products from third parties or consultants.

     As of December 31, 1998, the Company's research and development organization consisted of 212 employees. This includes employees in a core engineering group, research employees in the IT Services

Management group, the Customer Relationship Management group and the Employee Workplace Automation group. The Company's total expenses for research and development for fiscal years 1998, 1997 and 1996 were $33.7 million, $21.2 million and $13.3 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future. To date, the Company's development efforts have not resulted in any capitalized software development costs.

ITEM 2. PROPERTIES

     The Company's principal administrative, sales and marketing facility is located in approximately 51,000 square feet of space in Mountain View, California. This facility is subleased to the Company through June 2001. The Company also leases two other facilities of approximately 43,000 square feet each in Mountain View, California, through October 2005. In December 1995, the Company began to occupy one of the 43,000 square foot facilities for use primarily for product development. The Company is currently subleasing the second facility to a third party through June 1999. In addition, the Company's support center is located in two facilities totaling approximately 77,000 square feet of space in Pleasanton, California. These facilities are leased to the Company through the year 2000. The Company also leases office space in Maryland, New Jersey, Virginia, Colorado, Illinois, Georgia, Texas, the United Kingdom, Frankfurt, Paris, Singapore, Australia and Tokyo. From its purchase of BayStone Software, the Company is leasing additional facilities in Saratoga (California), New York, and Boston through August 2000. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A. OFFICERS OF THE REGISTRANT

     The officers of the Company and their ages as of March 10, 1999 are as follows:

           NAME              AGE                           POSITION
           ----              ---                           --------
Lawrence L. Garlick........  50    Chairman of the Board and Chief Executive Officer
David A. Mahler(1).........  42    Vice President Business Development and Director
Richard P. Allocco.........  44    Vice President and General Manager Global Professional
                                   Services and Customer Relationship Management Strategic
                                   Marketing Unit
Todd Basche................  44    Vice President and General Manager, Employee Workplace
                                   Automation Strategic Marketing Unit
Eric S. Bergan(2)..........  41    Vice President Independent Software Vendors
Bernard R. Cote(3).........  51    Vice President Customer Support
George A. de Urioste(4)....  43    Vice President Finance and Operations, and Chief
                                   Financial Officer
Mike L. Dionne.............  50    Senior Vice President Worldwide Sales
Ron J. Fior(5).............  41    Vice President Finance and Operations, and Chief
                                   Financial Officer
Matthew R. Miller..........  35    Vice President Corporate Marketing and General Manager
                                   Core Products Unit

---------------
(1) As of February 1, 1999, Mr. Mahler no longer holds the position of Vice President Business Development. However, he still remains a Director.

(2) As of December 31, 1998, Mr. Bergan no longer holds the position of Vice President Independent Software Vendors.

(3) As of November 13, 1998, Mr. Cote no longer holds the position of Vice President Customer Support.

(4) As of September 1, 1998, Mr. de Urioste no longer holds the position of Vice President Finance and Operations, and Chief Financial Officer.

(5) As of September 2, 1998, Mr. Fior holds the position of Vice President Finance and Operations, and Chief Financial Officer.

     Mr. Garlick co-founded the Company in November 1990. Since that time he has served as Chairman of the Board and Chief Executive Officer of the Company. From September 1984 to June 1990, Mr. Garlick was employed most recently as Vice President of Distributed Systems at Sun Microsystems, Inc. (Sun), a manufacturer of computer workstations. Prior to joining Sun, Mr. Garlick was employed by Xerox Corporation (Xerox), a document management company, for six years. Mr. Garlick holds B.S.E.E. and M.S.E.E. degrees in computer engineering from Stanford University.

     Mr. Mahler no longer holds the position of Vice President Business Development as of February 1, 1999. However, he still remains a director. Mr. Mahler co-founded the Company in November 1990. Since June 1995, he has served as Vice President Business Development. Between November 1997 and March 1998, Mr. Mahler also served as acting Vice President, Worldwide Sales. From April 1993 to June 1995, Mr. Mahler served as Vice President, Marketing. From November 1990 to March 1993, Mr. Mahler served as Vice President, Marketing and Chief Financial Officer. From November 1978 to October 1990, Mr. Mahler was employed as Product Marketing Manager at Hewlett-Packard Company, a manufacturer of computers and related products. Mr. Mahler holds a B.S. degree in computer science from Case Western Reserve University.

     Mr. Allocco joined the Company in March 1998 as Vice President and General Manager Worldwide Customer Services. From January 1996 to February 1998, Mr. Allocco was employed as Senior Vice President, Marketing and Field Support by Siemens Business Communication Systems, Inc., a manufacturer of telecommunication and related network equipment. Prior to joining Siemens, Mr. Allocco served as Vice President and General Manager, Western Area, at Siemens ROLM Communications, a manufacturer of telecommunication and related network equipment, from May 1989 to May 1995. Mr. Allocco was employed by IBM Corporation, an information systems and applications manufacturer, for over 12 years in various sales, marketing and management positions, prior to joining Rolm. Mr. Allocco holds a B.A. degree in economics from University of Notre Dame.

     Mr. Basche joined the Company in August 1997 as Vice President Engineering. From March 1993 to May 1997, Mr. Basche was employed as Vice President by Visioneer, Inc., a shrink-wrapped consumer hardware and software products company. Prior to joining Visioneer, Mr. Basche was employed from February 1989 to February 1993, as Director of Desktop and Graphics Systems for Sun Microsystems, Inc., a manufacturer of computer workstations. Mr. Basche holds a B.S. degree in electrical engineering from Northeastern University.

     Mr. Bergan no longer holds the position of Vice President Independent Software Vendors as of December 31, 1998. Mr. Bergan joined the Company in April 1993 and since August 1997 has served as Vice President Independent Software Vendors. From April 1993 to August 1997, Mr. Bergan was Vice President, Engineering. From October 1991 to March 1993, Mr. Bergan was employed most recently as Director of Engineering, Applications by NetLabs Inc., a network management software company. Prior to joining NetLabs, Mr. Bergan was employed by Pyramid Technology Corp., a computer manufacturer, for four years, serving as Director of Data Bases, Applications Engineering, and SW Quality Assurance. Mr. Bergan holds a B.S. degree in computer science from the University of Kansas and a M.S. degree in computer science from Johns Hopkins University.

     Mr. Cote no longer holds the position of Vice President Customer Support as of November 13, 1998. Mr. Cote joined the Company in November 1993 as Vice President Customer Support. From March 1984 to May 1993, Mr. Cote was employed most recently as Vice President of Worldwide Support by Sun. Prior to joining Sun, Mr. Cote was employed by Digital Equipment Corporation, a manufacturer of computers and related products, for over fifteen years in various customer support management roles. Mr. Cote holds an A.A. degree from Chabot College.

     Mr. de Urioste no longer holds the position of Vice President Finance and Operations, and Chief Financial Officer as of September 1, 1998. Mr. de Urioste joined the Company in March 1993 as Vice President Finance and Operations, and Chief Financial Officer. From January 1991 to June 1992, Mr. de Urioste was employed most recently as Chief Financial Officer by TeamOne Systems, Inc. (TeamOne), a configuration management software company. Prior to joining TeamOne, Mr. de Urioste served as Manager of Financial Planning and Analysis at ASK Computer Systems, Inc., a manufacturing management software company, from November 1988 to November 1990. Mr. de Urioste is a Certified Public Accountant and holds a B.S. degree in accounting from the University of Southern California and a M.B.A. degree in finance and international business from the University of California, Berkeley.

     Mr. Dionne joined the Company in March 1998 as Senior Vice President Worldwide Sales. From May 1983 to March 1997, Mr. Dionne was employed as Senior Vice President and General Manager, Service and Support at Apple Computer, Inc. (Apple), a manufacturer of computers and related products. Prior to joining Apple, Mr. Dionne was employed by Xerox Corporation, a document management company, for six years in various sales and management positions. Mr. Dionne holds a B.S. degree in business administration from Bryant College.

     Mr. Fior joined the Company in September 1998 as Vice President Finance and Operations, and Chief Financial Officer. From September 1985 to February 1998, Mr. Fior was employed as Senior Vice President and Chief Financial Officer by the education publishing unit of The Thomson Corporation, an information and publishing company. Mr. Fior worked for over 7 years at Ernst & Young, a professional services firm, in New York and Canada, and he holds a Bachelor of Commerce degree from the University of Saskatchewan, Canada.

     Mr. Miller joined the Company in July 1996 as Vice President Marketing. From April 1993 to July 1996, Mr. Miller was employed as Vice President of Marketing at Gupta Corporation, a provider of client-server tools and databases. From June 1989 to May 1992, he was employed by Oracle Corporation, a database software provider, serving as Director of Marketing for the Desktop Products Division. Mr. Miller holds a B.A. degree in psychology and computer science from Cornell University and a M.B.A. degree in finance and marketing from Columbia University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has been traded on The NASDAQ Stock Market(R) under the symbol "RMDY" since March 17, 1995. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of the Company's Common Stock as reported by The NASDAQ Stock Market.

                                                              HIGH      LOW
                                                             ------    ------
Fiscal 1998:
  First Quarter............................................  $22.50    $12.63
  Second Quarter...........................................  $25.50    $15.50
  Third Quarter............................................  $19.69    $ 8.13
  Fourth Quarter...........................................  $15.94    $ 7.56
Fiscal 1997:
  First Quarter............................................  $54.63    $31.50
  Second Quarter...........................................  $47.63    $25.25
  Third Quarter............................................  $47.13    $34.44
  Fourth Quarter...........................................  $47.00    $20.88

     On March 3, 1999 the closing sale price of the Common Stock was $18.875 per share. On that date, there were 173 holders of record.

DIVIDENDS

     The Company has never paid cash dividends on its capital stock and does not expect to pay cash dividends in the foreseeable future. In addition, the Company's bank credit agreement currently restricts the Company's ability to pay cash dividends without the bank's consent.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The selected consolidated financial data as of and for each of the five years in the period ended December 31, 1998 have been derived from the audited Consolidated Financial Statements of the Company.

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          1998        1997        1996       1995       1994
                                        --------    --------     -------    -------    -------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF INCOME
  DATA:
  Total revenue.......................  $157,420    $129,184     $80,635    $40,117    $19,750
  Non-recurring charges...............     3,104          --          --         --         --
  Income from operations..............    23,733      38,475      23,707     10,189      4,982
  Net income..........................    18,977      27,290      16,824      7,561      3,059
  Basic net income per share(1).......  $   0.66    $   0.99     $  0.64    $  0.32    $  0.37
  Diluted net income per share(1).....  $   0.63    $   0.89     $  0.56    $  0.27    $  0.14
  Shares used in computing basic per
     share amounts(1).................    28,722      27,614      26,365     23,439      8,237
  Shares used in computing diluted per
     share amounts(1).................    29,901      30,524      30,031     27,642     22,528

                                                          AS OF DECEMBER 31,
                                        ------------------------------------------------------
                                          1998        1997        1996       1995       1994
                                        --------    --------    --------    -------    -------
                                                            (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and
     short-term investments...........  $136,637    $133,833    $ 86,757    $56,186    $ 3,007
  Working capital.....................   136,813     138,102      87,718     60,767      4,423
  Total assets........................   213,500     181,616     119,434     74,733     12,006
  Long-term obligations...............       127         502         513        324        219
  Total stockholders' equity..........  $160,704    $148,072    $ 92,497    $63,131    $ 5,882

---------------
(1) All shares and per-share amounts have been adjusted to reflect the three-for-two stock dividend effected March 25, 1996 and the two-for-one stock dividend effected October 25, 1996. The earnings per share amounts have been restated as required to comply with Statement of Financial Accounting Standards No. 128 and Staff Accounting Bulletin No. 98. See Note 2 of Notes to Consolidated Financial Statements.

                 SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                               1998 SUMMARY BY QUARTER
                                           ----------------------------------------------------------------
                                           MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   TOTAL YEAR
                                             FIRST      SECOND        THIRD          FOURTH         1998
                                           ---------   --------   -------------   ------------   ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenue............................   $30,599    $36,613       $40,117        $50,091       $157,420
Non-recurring charges....................        --         --            --          3,104          3,104
Income from operations...................     2,260      6,061         8,369          7,043         23,733
Net income...............................     2,364      4,803         6,224          5,586         18,977
Basic net income per share(1)............   $  0.08    $  0.17       $  0.22        $  0.20       $   0.66
Diluted net income per share(1)..........   $  0.08    $  0.16       $  0.21        $  0.19       $   0.63
Shares used in computing basic per share
  amounts(1).............................    28,776     29,035        28,688         28,387         28,722
Shares used in computing diluted per
  share amounts(1).......................    30,231     30,598        29,574         29,199         29,901

                                                               1997 SUMMARY BY QUARTER
                                           ----------------------------------------------------------------
                                           MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   TOTAL YEAR
                                             FIRST      SECOND        THIRD          FOURTH         1997
                                           ---------   --------   -------------   ------------   ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenue............................   $23,301    $30,002       $37,066        $38,815       $129,184
Income from operations...................     6,489      8,683        11,655         11,648         38,475
Net income...............................     4,785      6,163         8,113          8,229         27,290
Basic net income per share(1)............   $  0.18    $  0.23       $  0.29        $  0.29       $   0.99
Diluted net income per share(1)..........   $  0.16    $  0.20       $  0.26        $  0.27       $   0.89
Shares used in computing basic per share
  amounts(1).............................    26,973     27,326        27,789         28,368         27,614
Shares used in computing diluted per
  share amounts(1).......................    30,426     30,391        30,592         30,686         30,524

---------------
(1) The earnings per share amounts have been restated as required to comply with Statement of Financial Accounting Standards No. 128 and Staff Accounting Bulletin No. 98. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially from the results discussed herein. Factors that might cause such a difference include, but are not limited to, those discussed in "Quantitative and Qualitative Disclosures about Market Risk" on page 18.

     The following table sets forth, as a percentage of total revenue, consolidated statements of income data for the periods indicated.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1998      1997      1996
                                                              -----     -----     -----
REVENUE:
  Product...................................................    64%       71%       76%
  Maintenance and service...................................    36        29        24
                                                               ---       ---       ---
          Total revenue.....................................   100       100       100
COSTS AND EXPENSES:
  Cost of product revenue...................................     3         3         4
  Cost of maintenance and service revenue...................    15        12        13
  Research and development..................................    21        16        16
  Sales and marketing.......................................    38        33        29
  General and administrative................................     6         6         9
  Non-recurring charges.....................................     2        --        --
                                                               ---       ---       ---
          Total costs and expenses..........................    85        70        71
Income from operations......................................    15        30        29
Interest income, net........................................     4         3         3
                                                               ---       ---       ---
Income before provision for income taxes....................    19        33        32
Provision for income taxes..................................     7        12        12
                                                               ---       ---       ---
Net income..................................................    12%       21%       20%
                                                               ===       ===       ===

REVENUE

     Total revenue was $157.4 million, $129.2 million and $80.6 million in 1998, 1997 and 1996, respectively, representing increases of 22% from 1997 to 1998 and 60% from 1996 to 1997. The Company recognizes revenue in accordance with the Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. The Company derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes, and rights to upgrades on a when-and-if available basis. Services range from installation, training, and basic consulting for software modification to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, support and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate end users (primarily resellers) is not recognized until the product is delivered to the end user.

     Revenue allocable to support is recognized on a straight-line basis over the period support is provided.

     Arrangements that include other software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, revenue under the arrangement is recognized using contract accounting. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

     The Company distributes the majority of its products through its headquarters-based direct sales organization which is complemented by indirect sales channels, including value added resellers (VARs), system integrators (SIs) and independent software vendors (ISVs). Sales derived through indirect channels accounted for approximately 48% of the Company's total revenue in 1998 as compared to 44% in 1997. The Company expects that sales derived through indirect channels will increase.

     International sales accounted for 38% of total revenue in 1998 and 37% of total revenue in both 1997 and 1996. International sales are denominated and collected in U.S. currency. The majority of international sales were made in Europe, with lower amounts in Canada, the Pacific Rim and Latin America. Currently the Company maintains offices in the United Kingdom, France, Germany, Singapore, Australia, Japan and Canada. In October 1998, the Company set up Remedy Software International Limited (RSIL) in Ireland. From this location, the Company ships its products to customers in Europe, the Middle East and Africa. The Company also expects to increase the staffing levels of its international based operations in 1999. Because a substantial majority of the Company's international sales are indirect, any material increase in the Company's international sales as a percentage of total revenue may adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels. Although the Company's international revenue is currently not at risk for currency fluctuations because such sales are currently denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. The Company has not engaged in foreign currency hedging activities. In the future, some portion of the Company's revenues may be denominated in currencies other than U.S. dollars and, as a result, the Company may in the future engage in minimal hedging activities. If any revenues are denominated in currencies other than U.S. dollars, the Company will be subject to the risks associated with foreign exchange rate fluctuations. Accordingly, due to the substantial volatility of foreign exchange rates, the Company's business, operating results or financial condition could be materially adversely affected.

     PRODUCT REVENUE. The Company currently derives substantially all of its product revenue from licenses of the AR System. Revenue from product licenses was $101.1 million, $92.1 million, and $61.1 million in 1998, 1997 and 1996, respectively. This represents increases of 10% from 1997 to 1998 and 51% from 1996 to 1997. The growth of revenue in absolute dollars is largely a result of the Company's sales and marketing efforts and the increased acceptance of the AR System. The prices of the Company's products have remained relatively constant in the periods presented. The Company intends to continue to enhance its current software products as well as to develop new products. As a result, the Company anticipates that revenue from product licenses will continue to represent a substantial majority of its revenue in the foreseeable future.

     MAINTENANCE AND SERVICE REVENUE. Maintenance and service revenue was $56.3 million, $37.1 million, $19.5 million in 1998, 1997 and 1996, respectively, representing increases of 52% from 1997 to 1998 and 90% from 1996 to 1997. This growth is primarily due to the renewal of maintenance contracts after the initial one-year term. Although prior years' licensing growth has resulted in increased revenue from maintenance and support, training and consulting services, the Company expects that prior growth rates of the Company's installed base and, consequently, in the Company's service revenue, may not be sustainable in the future.

COST AND EXPENSES

     COST OF PRODUCT REVENUE. Cost of product revenue consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, manuals, packaging materials, personnel related costs and shipping expenses. Cost of product revenue was $4.5 million, $3.3 million and $2.9 million in 1998, 1997 and 1996, respectively, representing 4% of the related product revenue for 1998 and 1997, and 5% in 1996. The increases in the dollar amount of cost of product revenue in each successive year reflect the higher volumes of product shipped in each year. The decrease in costs as a percentage of the related product revenue from 1996 to 1997 was primarily due to economies of scale realized as a result of shipping greater quantities of product in 1996 and 1997. Because all development costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred, cost of product revenue includes no amortization of capitalized software development costs. See Note 2 of Notes to Consolidated Financial Statements.

     COST OF MAINTENANCE AND SERVICE REVENUE. Cost of maintenance and service revenue consists primarily of personnel related costs incurred in providing telephone support, consulting services and training to customers. Cost of maintenance and service revenue was $23.2 million, $15.2 million and $10.4 million in 1998, 1997 and 1996, respectively, representing 41% of the related maintenance and service revenue for 1998 and 1997, and 53% in 1996. The increases in the dollar amounts of cost of maintenance and service since 1996 are a result of increased personnel related costs, as the Company continued to build its customer support and training organizations. The Company believes that cost of maintenance and service revenue will continue to increase in dollar amounts.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $33.7 million, $21.2 million, and $13.3 million or 21% of total revenue in 1998 and 16% of total revenue in both 1997 and 1996. The increases in research and development expenses in both absolute dollar amounts and as a percentage of total revenue were primarily attributable to increased staffing, outside contractors and associated support for software engineers required to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in dollar amounts in the future.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel, as well as promotional expenses. Sales and marketing expenses were $59.3 million $42.6 million and $23.3 million, or 38%, 33% and 29% of total revenue, in 1998, 1997 and 1996, respectively. The increases in sales and marketing expenses in both absolute dollar amounts and as a percentage of total revenue were primarily due to the expansion of sales and marketing resources and increased marketing activities, including trade shows and promotional activities. The Company believes that sales and marketing expenses will continue to increase in dollar amounts in the future as the Company expands its sales and marketing staff.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $9.9 million, $8.4 million and $7.1 million or 6% of total revenue in 1998 and 1997 and 9% of total revenue in 1996. The increases in dollar amounts were primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in dollar amounts in the future as the Company expands its staffing.

     NON-RECURRING CHARGES. In October 1998, the Company acquired BayStone Software (BayStone), a privately held provider of a suite of customer support, quality assurance, and opportunity management and telesales automation applications for rapidly growing businesses. The purchase price for BayStone approximated $13.3 million, which consisted of $10.4 million of cash and $2.9 million assumption of net liabilities and other direct costs. The aggregate purchase price was allocated to the fair value of the assets acquired.

     A total of $3.1 million was expensed in the Company's final fiscal quarter of 1998. This was comprised of purchased in-process research and development of $1.5 million and approximately $1.6 million in other merger related expenses, including $1.1 million for subsequent personnel severance and outplacement expenses and $0.5 million for other indirect costs of the acquisition. Purchased in-process research and development of $1.5 million was recorded representing the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility.

     The amount allocated to goodwill ($11.8 million) is being amortized on a straight-line basis over a period of four years from the date of the acquisition. A total of $0.4 million has been amortized as of December 31, 1998. Pro forma results of operations have not been presented since the effect of this acquisition was not material to the Company's consolidated financial position or results of operations.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net was $5.9 million, $4.2 million and $2.6 million in 1998, 1997 and 1996, respectively. The increase in 1998 is primarily due to the investment of increased amounts of cash provided by operating activities.

     PROVISION FOR INCOME TAXES. The effective tax rate for the years ended December 31, 1998, 1997 and 1996 was 36%. The effective tax rate differs from the federal statutory rate primarily due to state income taxes, offset by tax-exempt interest income and research and development tax credits. See Note 11 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in 1998, 1997 and 1996 was $29.1 million, $41.1 million and $30.9 million, respectively, of which net income was a significant component in each year. In all three years, cash from operations was used to support the Company's working capital requirements, as such requirements expanded, and in all three years the Company experienced significant growth in receivables, accompanying the Company's increased sales volumes, partially offset by growth in deferred revenue balances.

     On August 5, 1998, the Board of Directors authorized management of the Company to repurchase up to 3 million shares or approximately 10 percent of the Company's outstanding shares of common stock over the next twelve months. The Company plans to purchase the shares on the open market from time to time, depending on market conditions. The repurchases will be funded from the Company's cash and short-term investments. At December 31, 1998, the Company had repurchased a total of approximately 1.1 million shares of the Company's stock at an average price of $12.50 for approximately $14.0 million.

     The Company's investing activities consisted primarily of purchases of short-term investments, goodwill related to the acquisition of BayStone Software and property and equipment. Purchases of short-term investments exceeded maturities by $14.4 million. To date the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will continue to be invested in investment grade, interest-bearing securities. In 1998, $10.4 million of the investing activity represented the acquisition of BayStone Software. See Note 13 of Notes to Consolidated Financial Statements. Cash used to purchase property and equipment, primarily computer workstations and file servers for the Company's growing employee base was $8.2 million in 1998 and 1997 and $3.9 million in 1996. The Company expects that the rate of purchases of property and equipment will remain constant or increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on its headquarters facilities and on its telephone system. See Note 4 of Notes to Consolidated Financial Statements.

     The net cash used in financing activities in 1998 was $7.5 million in contrast to the $14.1 million and the $3.6 million provided by investing activities in 1997 and 1996, respectively. This comparative decrease is primarily due to the use of approximately $14.0 million as part of the Company's initial purchase of 1.1 million shares of the Company's stock under the share repurchase program. The Board of Directors has authorized management to repurchase up to 3.0 million shares through July 1999. See Note 8 of Notes to Consolidated Financial Statements.

     At December 31, 1998, the Company had $136.6 million in cash, cash equivalents and short-term investments and $136.8 million of working capital. The Company also has available a $15.0 million unsecured bank line of credit which expires in June 1999. There were no borrowings outstanding under the line of credit as of December 31, 1998.

     The Company believes that its current cash and short-term investment balances, cash available under its line of credit and cash flow from operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, significant future growth may require the Company to obtain additional equity or debt financing. There can be no assurance that, in the event that additional financing is required, the Company will be able to raise such additional financing on acceptable terms or at all.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity" (SFAS 133), which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter. The Company has yet to determine its date of adoption. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Management has not yet determined what the effect of SFAS 133 will be on the Company's consolidated financial position, results of operations or cash flows.

     In March 1998, the AICPA issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. Management expects that the adoption of SOP No. 98-1 will not have a material impact on the Company's financial position or results of operations. Remedy will be required to implement SOP No. 98-1 for the year ending December 31, 1999.

     In April 1998, the AICPA issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. Management expects that the adoption of SOP 98-5 will not have a material impact on the Company's financial position or results of operations. Remedy will be required to implement SOP No. 98-5 for the year ending December 31, 1999.

     SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" was issued in December 1998 and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Position of SOP 97-2," to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Remedy has not yet determined the effect of the final adoption of SOP 98-9 on its future revenues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as increased competition, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rate fluctuations and general economic factors. The Company operates with no significant order backlog because its software products typically are shipped or electronically downloaded over the Web shortly after orders are received. Furthermore, the Company has often recognized a substantial portion of its revenue in the last month of a quarter, with this revenue frequently concentrated in the last weeks of a quarter. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter and revenue for any future quarter is not predictable with any significant degree of certainty. Product revenue is also difficult to forecast because the market for client/server and web-based application software products is rapidly evolving, and the Company's sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of the Company's expenses varies with its revenue. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     The Company's business has experienced and is expected to continue to experience a level of seasonality, in part due to customer buying patterns. In recent years, the Company has generally had weaker demand in the quarter ending in March. The Company believes this pattern will continue and accordingly anticipates total revenue and net income in the quarter ending March 31, 1999 will be lower than in the quarter ended December 31, 1998.

     COMPETITION. The client/server and web-based application software markets are intensely competitive and subject to rapid change. The Company expects the number of competitors to increase with the Company's expansion into additional client server and web-based applications. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including: (i) other software companies,
(ii) third-party professional services organizations that develop custom software, and (iii) management information systems departments or outsourcers that develop custom software. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server and web-based application software market continues to develop and expand. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Some of the Company's current, and many of the Company's potential, competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company can. The Company also expects that competition could continue to increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

     DEPENDENCE ON NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE; RISK OF PRODUCT BUGS. The client/server and web-based application software market is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. In 1998, the Company invested significant resources into the research and development, sales and marketing of new client/server and web-based applications. The Company is continuing to invest heavily in these efforts in 1999. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and customer requirements, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. If the new products currently being developed by the Company do not achieve market acceptance or are not released when expected, the Company's business, operating results and financial condition will be materially adversely affected. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements after their introduction and has experienced delays or lost revenue during the period required to correct these errors. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     LIMITED OPERATING HISTORY; FUTURE OPERATING RESULTS UNCERTAIN; NEED TO INCREASE SALES FORCE. The Company was incorporated in November 1990 and began shipping products in December 1991. Although the Company has experienced significant absolute dollar growth in revenue in recent years, there can be no assurance that the prior growth rates are sustainable or indicative of future operating results or that the Company will remain profitable on a quarterly or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales organization and indirect distribution channels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenue derived from indirect channels, which may have lower gross margins than direct sales. In particular, the Company intends to hire a significant number of additional sales personnel in 1999 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. The Company increased the size of its sales organization from 100 to 157 in 1997 and from 157 to 189 in 1998. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified sales persons. If the Company is unable to hire such personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected. The Company expects increased competition and intends to invest significantly in its business. As a result, the Company may not sustain current operating margins in the future.

     PRODUCT CONCENTRATION. The Company currently derives the majority of its revenue from licenses of the AR System, the applications Remedy provides, which are built upon the AR System foundation, and related services. Broad market acceptance of the Company's products is critical to the Company's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of the AR System foundation and applications as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of the AR System foundation and other applications. There can be no assurance that the Company will continue to be successful in marketing the AR System or any new or enhanced products or applications. In 1998, the Company invested significant resources into the research and development, sales and marketing of new client/server and web-based applications. However, the Company believes that its success in expanding its product line will depend largely on new products achieving market acceptance and technological competitiveness.

     MANAGEMENT OF GROWTH; DEPENDENCE UPON KEY PERSONNEL. The Company has recently experienced a period of significant growth that has placed a significant strain upon its management systems and resources. The Company recently implemented a number of new financial and management controls, reporting systems and procedures. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's current executive officers could have a material adverse effect on the Company's business, operating results and financial condition. The Company has experienced several changes at the executive officer level in the past year. In March 1998, Michael L. Dionne joined the Company as Senior Vice President Worldwide Sales. Also in March 1998, Richard P. Allocco joined the Company as Vice President and General Manager Worldwide Customer Services. In July 1998, George de Urioste, the Company's Vice President of Finance and Operations and Chief Financial Officer, left the Company and Ron J. Fior joined the Company as his replacement. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

     EXPANSION OF INDIRECT CHANNELS. An integral part of the Company's strategy is to continue to develop the marketing channels of value-added resellers
(VARs), system integrators (SIs) and independent software vendors (ISVs). VARs, SIs and ISVs accounted for approximately 48% of the Company's total revenue in 1998. If these marketing channels increase as a percentage of sales, the Company's operating margins may be adversely affected due to the lower unit prices that the Company receives when selling through indirect channels. There can be no assurance that the Company will be able to attract VARs, SIs and ISVs that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. In addition, the Company's agreements with VARs, SIs, and ISVs are not exclusive and in many cases may be terminated by either party without cause, and many of the Company's VARs, SIs and ISVs carry competing product lines. Therefore, there can be no assurance that any VAR, SI or ISV will continue to represent the Company's products, and the inability to recruit, or the loss of important VARs, SIs or ISVs could adversely affect the Company's results of operations. In addition, if it is successful in selling products through these channels, the Company expects that any material increase in the Company's indirect sales as a percentage of total revenue may adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels.

     The Company intends to rely on third-party implementation providers, including integration consulting firms and Remedy Approved Consultant contractors (RACs), to assist with the implementation of its products in large enterprise customers and in the training of personnel within such enterprises, in order to meet demand for implementation of the Company's product from large enterprise customers, if any. If the Company's strategy to increase its sales to enterprise customers and to use third party service providers to service such customers is successful, the Company's operating margins may be lower as a result of the higher expenses associated with engaging third party service providers.

     INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS. International sales represented approximately 38% of the Company's revenue in 1998. The Company currently has seven international wholly owned subsidiaries, which are primarily sales offices, which are located in the United Kingdom, France, Germany, Singapore, Australia, Japan and Canada. One of the Company's strategies is to continue to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources. Traditionally, international operations are characterized by higher operating expenses and lower operating margins. As a result, if international revenues increase as a percentage of total revenue, operating margins may be adversely affected. Costs associated with international expansion include the establishment of additional foreign offices, the hiring of additional personnel, the localization and marketing of its products for particular foreign markets and the development of relationships with additional international service providers. If international revenue is not adequate to offset the expense of expanding foreign operations, the Company's business, operating results or financial condition could be materially adversely affected.

     The Company's international sales are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. In the future, some portion of the Company's revenues may be denominated in currencies other than U.S. dollars and, as a result, the Company may in the future engage in minimal hedging activities. If any revenues are denominated in currencies other than U.S. dollars, the Company will be subject to the risks associated with foreign exchange rate fluctuations. Accordingly, due to the substantial volatility of foreign exchange rates, the Company's business, operating results or financial condition could be materially adversely affected.

     The Company's international operations are subject to other risks inherent in international business activities and generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, products lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and general economic conditions in such countries. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's results of operations. In addition, because a substantial majority of the Company's international sales are indirect, any material increase in the Company's international sales as a percentage of total revenue may adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels.

     GENERAL ECONOMIC AND MARKET CONDITIONS. During recent years, segments of the personal computer industry have experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results or financial condition.

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

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. From time to time the Company may acquire or invest in companies, technologies or products that complement the Company's business or its product offerings. Any such acquisitions may result in the use of cash, potentially dilutive issuances of equity securities, the write-off of software development costs or other assets, incurrence of severance liabilities, the amortization of expenses related to goodwill and other intangible assets and/or the incurrence of debt, any of which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. Acquisitions involve numerous additional risks including difficulties in the assimilation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of the Company's business, and the entry into markets in which the Company has little or no direct prior experience. In addition, potential acquisition candidates targeted by the Company may not have audited financial statements, detailed financial information or any degree of internal controls. There can be no assurance that an audit subsequent to any successful completion of an acquisition will not reveal matters of significance, including with respect to revenues, expenses, liabilities, contingent or otherwise, and intellectual property. There can be no assurance that the Company would be successful in overcoming these or any other significant risks encountered and the failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

     RISKS ASSOCIATED WITH SELLING TO LARGE ENTERPRISE CUSTOMERS. The Company has recently increased it efforts to sell its products to large enterprise customers, and has devoted significant management and financial resources to achieving this goal. If successful, large enterprise customers are expected to deploy the Company's products in business critical operations which involve significant capital and management commitments by such customers. Potential large enterprise customers generally commit significant resources to an evaluation of available enterprise software and require the Company to expend substantial time, effort and money educating them about the value of the Company's solutions. Sales of the Company's products to such customers require an extensive sales effort throughout a customer's organization because decisions to purchase such products generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including factors over which the Company has little or no control, may cause potential large enterprise customers to favor a particular supplier or to delay or forego a purchase. As a result of these or other factors, the sales cycle for the Company's products is long, typically ranging between three and nine months. As a result of the length of the sales cycle and the significant selling expenses resulting from selling into the large enterprise, the Company's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large transactions to which the Company has devoted significant resources could have a material adverse effect on the Company's business, operating results or financial condition and could cause significant variations in the Company's operating results from quarter to quarter.

     YEAR 2000 COMPLIANCE. The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     In 1998, the Company incurred approximately $0.2 million in its Year 2000 remediation efforts. Roughly half of these costs are attributed to external consulting with the remainder being internal costs and equipment. Remedy expects additional remediation costs of approximately $0.5 million in 1999, which includes expenditures for consulting, equipment and internal personnel. It is expected that the entire amount will be expensed in 1999. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal IT systems and non-IT systems for the Year 2000, the Company may experience material unanticipated problems caused by undetected errors in both technology utilized for our IT systems and vendors with whom Remedy does business. Any Year 2000 compliance problems of either the Company or its vendors could materially adversely affect the Company's business, results of operations, financial condition and prospects.

     The Company is currently taking steps to address Year 2000 issues in the following three areas:

          (1) Remedy products

          (2) Internal systems (including information technology such as financial and order entry systems and non-information technology systems such as phones and facilities)

          (3) Third parties with whom we have business relationships

     The Company has assigned a dedicated Year 2000 project team to develop and implement a comprehensive Year 2000 readiness plan for our world-wide operations relating to all of these areas. This plan has executive sponsorship, is regularly reviewed by senior management and includes progress reports to appropriate parties on a regular basis.

                                REMEDY PRODUCTS

     Remedy software currently supports any date value set by the operating system. All date information, such as creation dates, modification dates, and time/date stamps, is generated using the date value provided by the operating system (Microsoft Windows, Apple Macintosh, UNIX, and others).

     The Company believes the functionality of the current or listed versions of the following Remedy products will not be impaired by the change to the Year 2000. The current versions of these products accurately represent date information within the constraints of the operating systems on which they run:

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

     As Remedy software supports the date value set by the operating system, it is important for customers to confirm that the operating systems in use are, or will be, Year 2000 compliant.

     The software license agreement provided with the Remedy software includes a Year 2000 certification. That provision states that the Remedy software, when used in conjunction with the Remedy-compatible operating systems described in the Remedy software documentation, will accurately process date data (including, but not limited to, calculating, comparing, and sequencing) from, into and between the twentieth and twenty-first centuries -- including leap year calculations. The provision also assumes that all products (hardware, software and firmware) used in combination with the Remedy software will properly exchange date data with the Remedy software.

                                INTERNAL SYSTEMS

     The Company's internal systems include both its information technology (IT) and non-IT systems. The Company has initiated an assessment of its internal IT systems including third-party software and hardware technology and its non-IT systems (such as its security system, building equipment, and embedded microcontrollers) and retained an outside contractor to provide assistance. The Company expects to complete that testing in Q2 of 1999. To the extent the Company is unable to test the technology provided by third-party vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 compliant.

                                 THIRD PARTIES

     The Company is currently researching the status of its vendors concerning the Year 2000-compliance status. If the Company's current or future vendors fail to achieve Year 2000 compliance or if they divert technology expenditures (especially technology expenditures that were reserved for enterprise software) to address Year 2000 compliance problems, the Company's business, results of operations, or financial condition could be materially adversely affected.

     The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material. Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation companies' Year 2000 compliance failures and related service interruptions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K. See Part IV, Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information under the caption "Election of Directors" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held on May 27, 1999 is incorporated herein by reference.

     Information concerning officers is included in Part I under the caption "Item 4A. Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation and related information" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held on May 27, 1999 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership of Certain Beneficial Owners and Management" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held on May 27, 1999 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Relationships and Related Transactions" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held on May 27, 1999 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

a)    1. CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements are filed as part of this report:

                                                                PAGE
                                                                ----
  Consolidated Balance Sheets as of December 31, 1998 and
    1997......................................................   31
  Consolidated Statements of Income for each of the three
    years ended December 31, 1998, 1997 and 1996..............   32
  Consolidated Statements of Stockholders' Equity for each of
    the three years ended December 31, 1998, 1997 and 1996....   33
  Consolidated Statements of Cash Flows for each of the three
    years ended December 31, 1998, 1997 and 1996..............   34
  Notes to Consolidated Financial Statements..................   35

      2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule for each of the three years in the period ended December 31, 1998, 1997 and 1996 is submitted herewith:

                                                                PAGE
                                                                ----
  Schedule II: Valuation and Qualifying Accounts and
    Reserves..................................................   46

     Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

      3.EXHIBITS

        See Item 14(c).

b)  REPORTS ON FORM 8-K

    1. None

c) EXHIBITS

   EXHIBIT
   NUMBER                        DOCUMENT DESCRIPTION
   -------                       --------------------
   3.1***    Amended and Restated Certificate of Incorporation of the
             Registrant.
   3.2****   Amended and Restated Bylaws of the Registrant.
   4.1*      Reference is made to Exhibits 3.1 and 3.2.
   4.2*      Specimen Common Stock certificate.
   4.3*      Restated Investor Rights Agreement, dated May 4, 1992, among the Registrant and the investors and the founders named
             therein.
   4.4*      Amendment of Restated Investor Rights Agreement, dated April
             23, 1994, among the Registrant and the investors named
             therein.
   4.5*      Second Amendment of Restated Investor Rights Agreement,
             dated January 18, 1995, among the Registrant and the
             investors named therein.
  10.1*      Form of Indemnification Agreement entered into between the
             Registrant and its directors and officers.
  10.2*      The Registrant's 1991 Stock Option/Stock Issuance Plan and
             forms of agreements thereunder.
  10.3*      The Registrant's 1995 Stock Option/Stock Issuance Plan and
             forms of agreements thereunder.
  10.4*      The Registrant's Employee Stock Purchase Plan and forms of agreements thereunder.
  10.5*      The Registrant's 1995 Non-Employee Directors Stock Option
             Plan and forms of agreements thereunder.
  10.6*      Lease Agreement by and between the Registrant and Charleston
             Properties (Charleston), dated March 11, 1994, regarding the space located at 1500 Salado Drive.
  10.7*      Lease Agreement for use of Real Property by and between the
             Registrant and Sun Microsystems, Inc. (Sun), dated March 11,
             1994, regarding the space located at 1500 Salado Drive, and related consent of Charleston, dated March 10, 1994.
  10.8*      Lease Agreement for use of Real Property by and between the
             Registrant and Sun, dated March 11, 1994, regarding the
             space located at 1505 Salado Drive, and related consent of
             Peery/Arrillaga, dated March 9, 1994.
  10.9*      Form of Action Request System Shrink Wrap License Agreement.
  10.10*     Form of Value Added Reseller Agreement.
  10.11****  Amended and Restated Business Loan Agreement by and between the Registrant and SVB, dated June 15, 1997.
  10.12****  Amended and Restated Promissory Note by and between the
             Registrant and SVB, dated June 15, 1997.
  10.13****  Lease Agreement by and between the Registrant and Greiner,
             Inc. Pacific, dated March 29, 1996, regarding the space
             located at 5890 Stoneridge Drive.
  10.14****  Lease Agreement by and between the Registrant and Viacom
             International Inc., dated March 17, 1997, regarding the
             space located at 5924 Stoneridge Drive.
  10.15      Business Loan Agreement by and between the Registrant and
             Silicon Valley Bank (SVB), dated July 20, 1998.
  14.1**     Rights Agreement dated as of July 25, 1997, between the
             Company and Harris Trust Savings Bank, including the
             Certificate of Designation of Series A Junior Participating
             Preferred Stock, Form of Right Certificate and Summary of
             Rights to Purchase Preferred Shares attached thereto as
             Exhibits A, B and C, respectively.

   EXHIBIT
   NUMBER                        DOCUMENT DESCRIPTION
   -------                       --------------------
  21.1*      Subsidiary of the Registrant.
  23.1       Consent of Ernst & Young LLP, Independent Auditors.
  27.1       Financial Data Schedule.
  27.2****   Restated Financial Data Schedule for period ended March 31,
             1996.
  27.3****   Restated Financial Data Schedule for period ended June 30,
             1996.
  27.4****   Restated Financial Data Schedule for period ended September
             30, 1996.
  27.5****   Restated Financial Data Schedule for period ended December
             31, 1996.
  27.6****   Restated Financial Data Schedule for period ended March 31,
             1997.
  27.7****   Restated Financial Data Schedule for period ended June 30,
             1997.
  27.8****   Restated Financial Data Schedule for period ended September
             30, 1997.

---------------
   * Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-89026).

  ** Incorporated by reference from the Exhibits to Remedy Corporation's Form
     8-A, dated July 29, 1997.

 *** Incorporated by reference from the Exhibits to Remedy Corporation's
     Definitive Proxy Statement for Annual Meeting of Stockholders, dated April 16, 1997.

**** Incorporated by reference from the Exhibits to Remedy Corporation's Form
     10-K Annual Report for the year ended December 31, 1997.

    Remedy, Remedy Corporation and design, Action Request System, AR System, ARWeb, Flashboards, Distributed Server Option, Remedy Help Desk, Remedy Asset Management, Remedy Change Management, Remedy Service Level Agreements, Remedy Approved Consultant, Remedy Purchasing@Work, Remedy Strategic Service Suite, Remedy Web, Multi-Processing Server Option, Full Text Search Option, Remedy Help Desk Express, BayStone, Remedy Quality Management, Remedy Year 2000 Compliance Manager, Remedy Customer Support and Remedy Leads Management are all registered or other trademarks of Remedy Corporation. All other trademarks and registered trademarks mentioned in this Report on Form 10-K may be trademarks, registered trademarks or service marks of the companies with which they are associated.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Remedy Corporation

     We have audited the accompanying consolidated balance sheets of Remedy Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Remedy Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 21, 1999

                               REMEDY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                1998         1997
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Current assets:
  Cash and cash equivalents.................................  $ 58,976     $ 70,568
  Short-term investments....................................    77,661       63,265
  Accounts receivable, net of allowance for doubtful
     accounts of $2,392 and $1,974, respectively............    42,278       31,528
  Prepaid expenses and other current assets.................     6,036        2,682
  Deferred tax asset........................................     4,531        3,101
                                                              --------     --------
          Total current assets..............................   189,482      171,144
Property and equipment, net.................................    12,636       10,472
Goodwill, net...............................................    11,382           --
                                                              --------     --------
                                                              $213,500     $181,616
                                                              ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  1,852    $  1,230
  Accrued compensation and related liabilities..............     7,799       5,519
  Income taxes payable......................................     3,564         806
  Other accrued liabilities.................................     9,929       6,141
  Deferred revenue..........................................    28,955      18,986
  Current portion of obligations under capital leases.......       570         360
                                                              --------    --------
          Total current liabilities.........................    52,669      33,042

Noncurrent portion of obligations under capital leases......       127         502
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.00005 per share; authorized
     20,000,000 shares; issued and outstanding: none........        --          --
  Common stock, par value $.00005 per share; authorized:
     240,000,000 and 120,000,000 shares, respectively;
     issued and outstanding: 28,487,769 and 28,619,061
     shares, respectively...................................        --          --
  Additional paid-in capital................................    99,952      92,397
  Treasury Stock (1,117,500 shares in 1998).................   (13,977)         --
  Notes receivable from stockholders........................       (45)        (47)
  Deferred compensation.....................................        --         (75)
  Retained earnings.........................................    74,774      55,797
                                                              --------    --------
          Total stockholders' equity........................   160,704     148,072
                                                              --------    --------
                                                              $213,500    $181,616
                                                              ========    ========

                            See accompanying notes.

                               REMEDY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 1998           1997           1996
                                                              -----------    -----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
  Product...................................................   $101,132       $ 92,133       $61,133
  Maintenance and service...................................     56,288         37,051        19,502
                                                               --------       --------       -------
          Total revenue.....................................    157,420        129,184        80,635
Costs and expenses:
  Cost of product revenue...................................      4,475          3,300         2,926
  Cost of maintenance and service revenue...................     23,196         15,176        10,364
  Research and development..................................     33,734         21,214        13,266
  Sales and marketing.......................................     59,295         42,608        23,318
  General and administrative................................      9,883          8,411         7,054
  Non-recurring charges.....................................      3,104             --            --
                                                               --------       --------       -------
          Total costs and expenses..........................    133,687         90,709        56,928
                                                               --------       --------       -------
Income from operations......................................     23,733         38,475        23,707
Interest income and other, net..............................      5,918          4,169         2,583
                                                               --------       --------       -------
Income before provision for income taxes....................     29,651         42,644        26,290
Provision for income taxes..................................     10,674         15,354         9,466
                                                               --------       --------       -------
Net income..................................................   $ 18,977       $ 27,290       $16,824
                                                               ========       ========       =======
Net income per share:
  Basic.....................................................   $   0.66       $   0.99       $  0.64
                                                               ========       ========       =======
  Diluted...................................................   $   0.63       $   0.89       $  0.56
                                                               ========       ========       =======
Shares used in computing per share amounts:
  Basic.....................................................     28,722         27,614        26,365
                                                               ========       ========       =======
  Diluted...................................................     29,901         30,524        30,031
                                                               ========       ========       =======

                            See accompanying notes.

                               REMEDY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                              NOTES
                                                                            RECEIVABLE
                                   COMMON STOCK     ADDITIONAL                 FROM      DEFERRED                  TOTAL
                                  ---------------    PAID-IN     TREASURY     STOCK-     COMPEN-    RETAINED   STOCKHOLDERS
                                  SHARES   AMOUNT    CAPITAL      STOCK      HOLDERS'     SATION    EARNINGS      EQUITY
                                  ------   ------   ----------   --------   ----------   --------   --------   -------------
                                                                        (IN THOUSANDS)

Balance at December 31, 1995....  25,671    $--      $51,942     $     --      $(60)      $(434)    $11,683      $ 63,131
Issuance of common stock upon
  exercise of options and
  purchases under the employee
  stock purchase plan...........   1,223     --        3,756           --        --          --          --         3,756
Tax benefit from employee stock
  transactions..................      --     --        8,607           --        --          --          --         8,607
Amortization of deferred
  compensation..................      --     --           --           --        --         179          --           179
Net income......................      --     --           --           --        --          --      16,824        16,824
                                  ------    ---      -------     --------      ----       -----     -------      --------
Balance at December 31, 1996....  26,894     --       64,305           --       (60)       (255)     28,507        92,497
Issuance of common stock upon
  exercise of options and
  purchases under the employee
  stock purchase plan...........   1,725     --       14,383           --        --          --          --        14,383
Tax benefit from employee stock
  transactions..................      --     --       13,709           --        --          --          --        13,709
Amortization of deferred
  compensation..................      --     --           --           --        --         180          --           180
Repayment of note receivable....                                                 13                                    13
Net income......................      --     --           --           --        --          --      27,290        27,290
                                  ------    ---      -------     --------      ----       -----     -------      --------
Balance at December 31, 1997....  28,619     --       92,397           --       (47)        (75)     55,797       148,072
Issuance of common stock upon
  exercise of options and
  purchases under the employee
  stock purchase plan...........     986     --        6,594           --        --          --          --         6,594
Tax benefit from employee stock
  transactions..................      --     --          961           --        --          --          --           961
Amortization of deferred
  compensation..................      --     --           --           --        --          75          --            75
Repayment of note receivable....      --     --           --           --         2          --          --             2
Treasury stock purchased........  (1,117)    --           --      (13,977)       --          --          --       (13,977)
Net income......................      --     --           --           --        --          --      18,977        18,977
                                  ------    ---      -------     --------      ----       -----     -------      --------
Balance at December 31, 1998....  28,488    $--      $99,952     $(13,977)     $(45)      $  --     $74,774      $160,704
                                  ======    ===      =======     ========      ====       =====     =======      ========

                            See accompanying notes.

                               REMEDY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            1998         1997         1996
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................  $  18,977    $  27,290    $  16,824
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization....................      6,563        3,371        1,810
       Amortization of deferred compensation and
          other.........................................         75          193          179
  Change in assets and liabilities:
       Accounts receivable..............................     (9,432)      (7,339)     (12,599)
       Prepaid expenses and other current assets........     (3,113)      (1,521)        (600)
       Deferred tax assets..............................     (1,430)      (1,066)        (996)
       Accounts payable.................................        622         (409)         471
       Accrued compensation and related liabilities.....      2,280       (1,117)       3,086
       Income taxes, net of benefit from employee stock
          transactions..................................      3,720       12,678       13,113
       Other accrued liabilities........................      1,266          489        3,918
       Deferred revenue.................................      9,531        8,556        5,698
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....     29,059       41,125       30,904
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments...................   (185,858)    (161,734)    (106,562)
  Maturities of short-term investments..................    171,462      145,456       84,309
  Payment for BayStone Software, net....................    (10,427)          --           --
  Capital expenditures..................................     (8,281)      (8,160)      (3,942)
                                                          ---------    ---------    ---------
          Net cash used in investing activities.........    (33,104)     (24,438)     (26,195)
                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock............................    (13,977)          --           --
  Principal payments under capital lease obligations,
     net................................................       (165)        (272)        (147)
  Proceeds from issuance of common stock................      6,595       14,383        3,756
                                                          ---------    ---------    ---------
          Net cash (used in) provided by financing
            activities..................................     (7,547)      14,111        3,609
                                                          ---------    ---------    ---------
  Net (decrease) increase in cash and cash
     equivalents........................................    (11,592)      30,798        8,318
  Cash and cash equivalents at beginning of year........     70,568       39,770       31,452
                                                          ---------    ---------    ---------
  Cash and cash equivalents at end of year..............  $  58,976    $  70,568    $  39,770
                                                          =========    =========    =========

Supplemental disclosure of cash flow information:
  Interest paid during the year.........................  $     132    $      57    $      47
  Income taxes paid (refunded) during the year..........  $   8,242    $   3,586    $  (2,647)

Supplemental schedule of noncash financing activities:
  Equipment acquired under capital lease arrangements...  $      76    $     392    $     472

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION OF THE COMPANY

     THE COMPANY. Remedy Corporation (the "Company") develops, markets and supports highly adaptable, client/server and web-based application software products that simplify employee-intensive business processes. The Company was incorporated in Delaware in November 1990. The Company has wholly owned subsidiaries in the following countries: United Kingdom, France, Germany, Singapore, Australia, Japan and Canada. These subsidiaries serve primarily as sales offices.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

     REVENUE RECOGNITION. The Company recognizes revenue in accordance with the Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 7-2. The Company derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes, and rights to upgrades on a when-and-if available basis. Services range from installation, training, and basic consulting for software modification to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, support and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate end users (primarily resellers) is not recognized until the product is delivered to the end user.

     Revenue allocable to support is recognized on a straight-line basis over the period support is provided.

     Arrangements that include other software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, revenue under the arrangement is recognized using contract accounting. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from these estimates.

     RECLASSIFICATIONS. Certain amounts for prior years have been reclassified to conform to current year presentation.

     CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS. The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and high quality money market instruments. All other liquid investments are classified as short-term investments. Short-term investments consist of auction market preferred stock and municipal bonds.

     Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1998, all investment securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, using available market information and appropriate valuation methodologies, with unrealized gains and losses reported in stockholders' equity.

     Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statements of income. There have been no such transactions in the years ended December 31, 1998 and 1997. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

     At December 31, 1998, the Company's available-for-sale securities consisted of the following: municipal obligations $25.9 million; municipal auction rate preferred stock $46.5 million; floating rate bonds $25.7 million and money market funds $0.7 million. Of these securities, $21.1 million and $77.7 million were classified as cash equivalents and short-term investments, respectively.

     At December 31, 1997, the Company's available-for-sale securities consisted of the following: municipal obligations -- $64.7 million; municipal auction rate preferred stock -- $23.8 million; and money market funds -- $5.1 million. Of these securities, $30.4 million and $63.3 million were classified as cash equivalents and short-term investments, respectively.

     As of December 31, 1998 and 1997, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant; therefore, no unrealized gains or losses were recorded in stockholders' equity. During the year ended December 31, 1998 and 1997, realized gains and losses were not material. As of December 31, 1998 and 1997, the contractual maturity of the investments did not exceed one year.

     DEPRECIATION AND AMORTIZATION. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the asset.

     CONCENTRATION OF CREDIT RISK. The Company sells its products primarily to end users, value-added resellers, system integrators, independent software vendors and original equipment manufacturers. The Company performs on-going credit evaluations of its customers' financial condition, and generally no collateral is required. The Company maintains reserves for credit losses, and such losses have been within management's expectations.

     PRODUCT CONCENTRATION. The Company currently derives the majority of its revenue from the licensing of products in its AR System and fees from related services. These products and services are expected to account for the majority of the Company's revenue for the foreseeable future. Consequently, a reduction in demand for these products and services, or a decline in sales of these products and services, will adversely affect operating results.

     RESEARCH AND DEVELOPMENT. Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 1998, all research and development costs have been expensed.

     ADVERTISING COSTS. The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31 1998, 1997 and 1996 was $2.5 million, $0.9 million and $0.2 million, respectively.

     STOCK-BASED COMPENSATION. In October 1995, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has chosen to continue to apply Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock based plans and, accordingly, does not recognize compensation expense related to its employees under its stock option plans or employee stock purchase plans. Note 9 contains a summary of the pro-forma effects to reported net income and net income per share for 1998, 1997 and 1996 as if the Company had elected to recognize compensation expense based on the fair value of the options granted as described by SFAS 123.

     STOCK SPLIT. All shares and per-share amounts have been adjusted to reflect the three-for-two stock dividend effected March 25, 1996 and the two-for-one stock dividend effected October 25, 1996.

     EARNINGS PER SHARE. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, " Earnings per Share." Statement 128 replaced the previously reported primarily and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to Statement 128 requirements.

     Basic earnings per share is computed using the weighted-average number of common shares. Diluted earnings per share is computed using the weighted-average number of common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options using the treasury method and dilutive if-converted methods.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                               1998            1997            1996
                                                            ----------      ----------      ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NUMERATOR:
  Net Income..............................................   $18,977         $27,290         $16,824
                                                             =======         =======         =======
DENOMINATOR:
  Denominator for basic earnings per
     share-weighted-average shares........................    28,722          27,614          26,365
  Effect of dilutive securities:
     Employee stock options...............................     1,581           2,910           3,666
     Treasury Stock.......................................      (402)             --              --
                                                             -------         -------         -------
     Dilutive potential common shares.....................     1,179           2,910           3,666
                                                             -------         -------         -------
  Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions......    29,901          30,524          30,031
                                                             =======         =======         =======

Basic earnings per share..................................   $  0.66         $  0.99         $  0.64
                                                             =======         =======         =======
Diluted earnings per share................................   $  0.63         $  0.89         $  0.56
                                                             =======         =======         =======

     RECENT PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity" (SFAS 133), which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter. The Company has yet to determine its date of adoption. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Management has not yet determined what the effect of SFAS 133 will be on the Company's consolidated financial position, results of operations or cash flows.

     In March 1998, the AICPA issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. Management expects that the adoption of SOP No. 98-1 will not have a material impact on the Company's financial position or results of operations. Remedy will be required to implement SOP No. 98-1 for the year ending December 31, 1999.

     In April 1998, the AICPA issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 requires that all start-up costs related to new operations must be expensed as incurred. In addition, all start-up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. Management expects that the adoption of SOP 98-5 will not have a material impact on the Company's financial position or results of operations. Remedy will be required to implement SOP No. 98-5 for the year ending December 31, 1999.

     SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" was issued in December 1998 and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Position of SOP 97-2," to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Remedy has not yet determined the effect of the final adoption of SOP 98-9 on its future revenues.

 3. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
                                                                (IN THOUSANDS)
Machinery and equipment.....................................  $ 20,327    $14,760
Furniture and fixtures......................................     1,530        467
Purchased software..........................................     1,838        883
Leasehold improvements......................................     1,985      1,289
                                                              --------    -------
                                                                25,680     17,399
Less accumulated depreciation...............................   (13,044)    (6,927)
                                                              --------    -------
                                                              $ 12,636    $10,472
                                                              ========    =======

 4. COMMITMENTS

     LEASE COMMITMENTS. The Company leases its facilities under operating lease arrangements. Certain of the leases provide for annual rent increases of approximately 3%. Additionally, the Company leases certain equipment under capital leases. The Company had capitalized property and equipment totaling $1.6 million and $1.3 million with associated accumulated amortization of $1.1 million and $0.5 million at December 31, 1998 and 1997, respectively. Approximate annual minimum rental commitments/future minimum lease payments under these leases are as follows:

                                                              OPERATING    CAPITAL
                                                               LEASES      LEASES
                                                              ---------    -------
                                                                 (IN THOUSANDS)
1999........................................................   $ 6,039      $ 575
2000........................................................     4,601        112
2001........................................................     2,873         35
2002........................................................     2,792         29
2003........................................................     2,840         29
Thereafter..................................................     4,860          3
                                                               -------      -----
          Total minimum lease payments......................   $24,005        783
                                                               =======
Less amount representing interest...........................                  (86)
                                                                            -----
Present value of future minimum lease payments..............                  697
Less current portion........................................                 (570)
                                                                            -----
Noncurrent obligations under capital leases.................                $ 127
                                                                            =====

     Total rent expense for the years ended December 31, 1998, 1997 and 1996 was $4.9 million, $4.2 million and $2.3 million respectively.

 5. BANK LINE OF CREDIT

     The Company has available a bank line of credit expiring June 1999 under which $15.0 million is available. The agreement contains covenants that require the Company to maintain certain financial ratios and to maintain quarterly profitability. At December 31, 1998, the Company had no outstanding balance under this line of credit.

 6. STOCKHOLDERS' EQUITY

     PREFERRED STOCK. As of December 31, 1998, the Company has been authorized to issue up to 20,000,000 shares of preferred stock by the Board of Directors.

     COMMON STOCK. As of December 31, 1998, the Company has been authorized to issue up to 240,000,000 shares of common stock by the Board of Directors. The Company recorded deferred compensation expense of $805,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted in 1994. This amount is being amortized over the vesting period of the individual options, generally four years. Compensation expense recognized in 1998, 1997 and 1996 was $75,000, $180,000 and $179,000,
respectively. No deferred compensation remained at December 31, 1998.

 7. STOCK OPTION EXCHANGE

     On February 4, 1998, the Compensation Committee of the Board of Directors approved the exchange of certain outstanding stock options under the Company's 1995 Stock Option/Stock Issuance Plan with exercise prices ranging from $17.92 to $53.75. Each employee who elected prior to February 2, 1998 to participate in the exchange program received a new option with an exercise price of $16.75 per share (the fair market value on February 4, 1998). Each new option that replaces an option outstanding for at least 12 months shall vest in equal monthly installments over the period remaining under the original option plus an additional 12 months, not to exceed 48 months. Each new option that replaces an option outstanding for less than 12 months shall vest 25% at the end of 12 months from the grant date of February 4, 1998 and 1/48th per month thereafter. Approximately, 3.2 million stock options were exchanged pursuant to this program. The Board of Directors of the Company were not eligible to participate in this program.

 8. SHARE REPURCHASE

     On August 5, 1998, the Board of Directors authorized management of the Company to repurchase up to 3.0 million shares or approximately 10 percent of the Company's outstanding shares of common stock over the next twelve months. The Company plans to purchase the shares on the open market from time to time, depending on market conditions. The repurchases will be funded from the Company's cash and short-term investments. As of December 31, 1998, the Company had repurchased a total of approximately 1.1 million shares of the Company's stock at an average price of $12.50 for approximately $14.0 million.

 9. COMPENSATION AND BENEFIT PLANS

     401(K) RETIREMENT SAVINGS PLAN. The Company maintains a 401(K) retirement savings plan to provide retirement benefits for substantially all of its employees. Participants in the plan may elect to contribute from 2% to 15% of their annual compensation to the plan, limited to the maximum amount allowed by the Internal Revenue Code. The Company, at its discretion, may make annual contributions to the plan. The Company has made no contributions to the plan through December 31, 1998.

     1995 STOCK OPTION/STOCK ISSUANCE PLAN. In January 1995, the Board of Directors (Board) adopted the 1995 Stock Option/Stock Issuance Plan (the 1995
Plan), as the successor to the 1991 Stock Option/Stock

Issuance Plan. Under the 1995 Plan, 15,718,426 shares of common stock, plus an additional number of shares equal to the lesser of 4,000,000 shares or 6% of the number of shares of Common Stock and Common Stock equivalents outstanding on the first day of each of 1999 and 2000 are authorized for issuance.

     Under the 1995 plan, options to purchase common stock may be granted and common stock may be granted at prices not less than 85% of the fair market value at the date of grant/issuance. Options issued to new employees under the plan become exercisable according to a vesting schedule, which typically provides for the first 25% of the option shares to become available after one year with the remaining shares and options vesting on a pro-rata basis over the following 36 months. Options issued to existing employees typically vest in equal monthly installments over 4 years.

     1995 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN. During 1995, the Company additionally adopted the 1995 Non-Employee Directors Stock Option Plan (the Directors Plan), and reserved 412,500 shares for issuance, plus an additional 37,500 shares on the first day of 1999 and 2000. Under the Directors Plan, each non-employee member of the Board is automatically granted an option to purchase 20,000 shares of the Company's stock upon initial appointment or election to the Board, and 10,000 shares of the Company's stock upon reelection to the Board. An additional 5,000 shares are granted to each non-employee director serving on a Board committee, up to a maximum of 10,000 shares each year for committee assignments. Stock Options to non-employee directors are granted at no less than 100% of the Fair Market Value on the grant date. Stock options granted upon reelection to the Board vest in 48 equal monthly installments.

     1995 EMPLOYEE STOCK PURCHASE PLAN. In January 1995, the Board of Directors and stockholders adopted the Employee Stock Purchase Plan (the Purchase Plan) and reserved 2,120,593 shares for issuance. Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at: (i) the participant's entry date into the two-year offering period, or (ii) the end of each six-month segment within such offering period. During fiscal 1998, shares totaling 406,781 were issued under the Purchase Plan at an average price of $11.40 per share.

     The Company has elected to continue to follow APB 25 and related interpretations in accounting for its employee stock options and employee stock purchase plan because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively; risk-free interest rate in the range of 4.18% to 7.06%; dividend yields of zero; an expected volatility factor of the expected market price of the Company's common stock of .65; and an expected life of the option in the range of 4 to 5 years. The effects of applying SFAS 123 for recognizing compensation expense and providing pro forma disclosures in 1998, 1997 and 1996 are not likely to be representative of the effect on reported net income in future years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

     The fair value of the employee's purchase right was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996; risk-free interest rate in the range of 4.38% to 6.19%; dividend yields of zero; expected volatility factor of the market price of the Company's common stock of .65; and an expected life of six months. The weighted-average fair value for shares issued under the employee stock purchase plan for 1998, 1997 and 1996 were $6.19, $6.54 and $4.86, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options' vesting periods. The Company's historical and pro forma information follows:

                                                       1998            1997            1996
                                                     ---------      ----------      ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income
  Pro Forma........................................   $2,586         $12,318         $10,368
Net income per share
  Pro Forma
     Basic.........................................   $ 0.09         $  0.45         $  0.39
     Diluted.......................................   $ 0.12         $  0.42         $  0.36

     At December 31, 1998, options to purchase 2,492,437 shares were vested and 9,882,074 shares were reserved for issuance on exercise of stock options. A summary of the Company's stock options activity for the three years ended December 31, 1998 follows:

                                                                     OPTIONS OUTSTANDING
                                                          ------------------------------------------
                                                                                           WEIGHTED-
                                              OPTIONS                                       AVERAGE
                                             AVAILABLE     NUMBER                          EXERCISE
                                             FOR GRANT    OF SHARES    PRICE PER SHARE       PRICE
                                             ---------    ---------    ----------------    ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1995...............      619        4,633      $ 0.01  - $20.33     $ 3.61
Additional shares reserved.................    2,997           --                    --         --
Options granted............................   (2,502)       2,502      $17.83  - $53.75     $28.32
Options exercised..........................       --       (1,002)     $ 0.01  - $25.38     $ 1.64
Options canceled or expired................      329         (329)     $ 0.01  - $41.63     $11.05
                                              ------       ------      ----------------     ------
Balance at December 31, 1996...............    1,443        5,804      $ 0.01  - $53.75     $14.18
Additional shares reserved.................    1,592           --                    --         --
Options granted............................   (2,543)       2,543      $21.00  - $49.00     $39.29
Options exercised..........................       --       (1,483)     $ 0.01  - $41.63     $ 6.75
Options canceled or expired................      567         (567)     $ 0.13  - $51.19     $30.83
                                              ------       ------      ----------------     ------
Balance at December 31, 1997...............    1,059        6,297      $ 0.01  - $53.75     $24.85
Additional shares reserved.................    3,106           --                    --         --
Options granted............................   (7,450)       7,450      $8.75  - $22.125     $15.49
Options exercised..........................       --         (579)     $ 0.025 - $19.19     $ 3.37
Options canceled or expired................    4,898       (4,898)     $ 0.041 - $53.75     $31.18
                                              ------       ------      ----------------     ------
Balance at December 31, 1998...............    1,613        8,270      $ 0.01  - $42.50     $14.17
                                              ======       ======      ================     ======

     The weighted-average fair value of options granted in 1998, 1997 and 1996 were $8.33, $23.63 and $17.06, respectively.

     The options outstanding at December 31, 1998 have been segregated into ranges for additional disclosure as follows:

                               OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                  ---------------------------------------------   --------------------------
                                                                     OPTIONS
                     OPTIONS          WEIGHTED-       WEIGHTED-     CURRENTLY      WEIGHTED-
                  OUTSTANDING AT       AVERAGE         AVERAGE    EXERCISABLE AT    AVERAGE
   RANGE OF        DECEMBER 31,       REMAINING       EXERCISE     DECEMBER 31,    EXERCISE
EXERCISE PRICES        1998        CONTRACTUAL LIFE     PRICE          1998          PRICE
---------------   --------------   ----------------   ---------   --------------   ---------
$ 0.01 - $10.63     2,200,508            7.43          $ 6.49       1,062,918       $ 3.06
$11.06 - $16.50     1,351,355            8.94          $12.46         357,602       $13.32
$16.75 - $16.75     2,285,748            9.09          $16.75         319,719       $16.75
$17.00 - $42.50     2,431,895            8.66          $19.65         752,198       $20.65
                    ---------            ----          ------       ---------       ------
$ 0.01 - $42.50     8,269,506            8.50          $14.17       2,492,437       $11.96
                    =========            ====          ======       =========       ======

10. STOCKHOLDER RIGHTS PLAN

     In July 1997, the Company's Board of Directors adopted a Stockholder Rights Plan, effective July 25, 1997, and declared a dividend distribution of one Preferred Share Purchase Right (a Right) on each outstanding share of Remedy's common stock. The Rights will not become exercisable, and will continue to trade with the common stock, unless a person or group acquires 20 percent or more of Remedy's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20 percent or more of the Company's common stock. Each Right will entitle a stockholder to buy one one-thousandth of a share of a newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $230 per one one-thousandth of a share. If a person or group acquires 20 percent or more of Remedy's outstanding common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20 percent or more of the Company's common stock, each Right will entitle its holder (other than the acquiring person or group) to purchase, at the Rights then current exercise price, a number of Remedy's common stock shares having a market value of twice that price. In addition, if Remedy is acquired in a merger or other business combination transaction after a person has acquired 20 percent or more of Remedy's outstanding common stock, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring Company's common shares having a market value of twice that price.

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

11. INCOME TAXES

     The provision for income taxes consists of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1998       1997       1996
                                                         -------    -------    ------
                                                                (IN THOUSANDS)
Federal:
  Current..............................................  $ 8,746    $ 2,169    $1,452
  Deferred.............................................   (1,730)      (475)     (817)
                                                         -------    -------    ------
                                                           7,016      1,694       635
State:
  Current..............................................    1,263        128       261
  Deferred.............................................      300       (591)     (178)
                                                         -------    -------    ------
                                                           1,563       (463)       83
Foreign:
  Current..............................................    1,133        414       141
Income tax benefits attributable to employee stock
  plan activity allocated to stockholders' equity......      962     13,709     8,607
                                                         -------    -------    ------
Provision for income taxes.............................  $10,674    $15,354    $9,466
                                                         =======    =======    ======

     Pre-tax income from foreign operations was $4.6 million, $1.0 million and $0.2 million for 1998, 1997 and 1996, respectively.

     The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before provision for income taxes is explained below:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1998       1997       1996
                                                         -------    -------    ------
                                                                (IN THOUSANDS)
Tax at federal statutory rate..........................  $10,378    $14,926    $9,201
State tax, net of federal benefit......................    1,305      1,780     1,159
Research and development credit........................     (563)      (372)     (236)
Tax exempt interest income.............................   (1,137)      (761)     (678)
Other..................................................      691       (219)       20
                                                         -------    -------    ------
Provision for income taxes.............................  $10,674    $15,354    $9,466
                                                         =======    =======    ======

     Significant components of the Company's deferred tax assets as of December 31, 1998, 1997 and 1996, respectively, are as follows:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Reserves and accruals not yet deductible for tax.........  $4,049    $2,352    $2,072
Deferred revenue.........................................     729       746       226
Other....................................................     267         3      (263)
                                                           ------    ------    ------
Total deferred tax assets................................   5,045     3,101     2,035
Unremitted foreign earnings..............................    (514)       --        --
                                                           ------    ------    ------
Net deferred tax assets..................................  $4,531    $3,101    $2,035
                                                           ======    ======    ======

12. LITIGATION

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the ultimate amount of liability, if any, with respect to any pending actions, either individually or in the aggregate, will not materially affect the financial position, results of operations or liquidity of the Company. However, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation, regardless of the outcome, can have an adverse impact on the Company's results of operations as a result of defense costs, diversion of management resources, and other factors.

13. BUSINESS COMBINATION

     In October 1998, the Company acquired BayStone Software (BayStone), a privately held provider of a suite of customer support, quality assurance, and opportunity management and telesales automation applications for rapidly growing businesses. The purchase price for BayStone approximated $13.3 million, which consisted of $10.4 million of cash and $2.9 million assumption of net liabilities and other direct costs. The aggregate purchase price was allocated to the fair value of the assets acquired.

     A total of $3.1 million was expensed in the Company's final fiscal quarter of 1998. This was comprised of purchased in-process research and development of $1.5 million and approximately $1.6 million in other merger related expenses, including $1.1 million for subsequent personnel severance and outplacement expenses and $0.5 million for other indirect costs of the acquisition. Purchased in-process research and development of $1.5 million was recorded representing the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility.

     The amount allocated to goodwill ($11.8 million) is being amortized on a straight-line basis over a period of four years from the date of the acquisition. A total of $0.4 million has been amortized as of December 31, 1998. Pro forma results of operations have not been presented since the effect of this acquisition was not material to the Company's consolidated financial position or results of operations.

14. COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is the same as net income as there are no adjustments reported in stockholders' equity which are to be included in the computation. Accordingly, the adoption of this statement had no impact on the Company's net income or stockholders' equity.

15. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement
131). Statement 131 superseded Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates solely in one segment, the development and marketing of client/server and web-based application software products and, therefore, as of December 31, 1998, Statement 131 does not have an impact. However, as the Company expands its product line and increases its international operations, FAS 131 may affect the Company's disclosure in the future.

     No customer accounted for more than 10% of revenue in 1998, 1997, or 1996. Net revenue from international customers accounted for 38% of total net revenue in 1998 and 37% of total net revenue in 1997 and 1996. The majority of export sales were made to Canada and Europe. Effective October 1, 1998, the Company began shipping its product from Remedy Software International Limited (RSIL) in Ireland to its customers in Europe, the Middle East and Africa.

                               REMEDY CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for Doubtful Accounts (in thousands):

                                                           ADDITIONS
                                                    -----------------------
                                      BALANCE AT    CHARGED TO   CHARGED TO
                                      BEGINNING     COSTS AND      OTHER       DEDUCTIONS     BALANCE AT
            DESCRIPTION               OF PERIOD      EXPENSES     ACCOUNTS     WRITE-OFFS    END OF PERIOD
            -----------               ----------    ----------   ----------    ----------    -------------
Year Ended December 31, 1996........    $  541        $  833         $0           $126(1)       $1,248
Year Ended December 31, 1997........    $1,248        $1,076         $0           $350(1)       $1,974
Year Ended December 31, 1998........    $1,974        $  526         $0           $108(1)       $2,392

---------------
(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of March, 1999.

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

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

               /s/ LAWRENCE L. GARLICK                    Chairman of the Board and      March 5, 1999
-----------------------------------------------------      Chief Executive Officer
                 Lawrence L. Garlick                    (Principal Executive Officer)

                   /s/ RON J. FIOR                          Vice President Finance       March 5, 1999
-----------------------------------------------------        and Operations, and
                     Ron J. Fior                           Chief Financial Officer
                                                           (Principal Financial and
                                                             Accounting Officer)

              /s/ HARVEY C. JONES, JR.                             Director              March 5, 1999
-----------------------------------------------------
                Harvey C. Jones, Jr.

                 /s/ DAVID A. MAHLER                               Director              March 5, 1999
-----------------------------------------------------
                   David A. Mahler

                  /s/ JOHN F. SHOCH                                Director              March 5, 1999
-----------------------------------------------------
                    John F. Shoch

                 /s/ JAMES R. SWARTZ                               Director              March 5, 1999
-----------------------------------------------------
                   James R. Swartz

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                        DOCUMENT DESCRIPTION
 -------                       --------------------
 3.1***    Amended and Restated Certificate of Incorporation of the
           Registrant.
 3.2****   Amended and Restated Bylaws of the Registrant.
 4.1*      Reference is made to Exhibits 3.1 and 3.2.
 4.2*      Specimen Common Stock certificate.
 4.3*      Restated Investor Rights Agreement, dated May 4, 1992, among the Registrant and the investors and the founders named
           therein.
 4.4*      Amendment of Restated Investor Rights Agreement, dated April
           23, 1994, among the Registrant and the investors named
           therein.
 4.5*      Second Amendment of Restated Investor Rights Agreement,
           dated January 18, 1995, among the Registrant and the
           investors named therein.
10.1*      Form of Indemnification Agreement entered into between the
           Registrant and its directors and officers.
10.2*      The Registrant's 1991 Stock Option/Stock Issuance Plan and
           forms of agreements thereunder.
10.3*      The Registrant's 1995 Stock Option/Stock Issuance Plan and
           forms of agreements thereunder.
10.4*      The Registrant's Employee Stock Purchase Plan and forms of agreements thereunder.
10.5*      The Registrant's 1995 Non-Employee Directors Stock Option
           Plan and forms of agreements thereunder.
10.6*      Lease Agreement by and between the Registrant and Charleston
           Properties (Charleston), dated March 11, 1994, regarding the space located at 1500 Salado Drive.
10.7*      Lease Agreement for use of Real Property by and between the
           Registrant and Sun Microsystems, Inc. (Sun), dated March 11,
           1994, regarding the space located at 1500 Salado Drive, and related consent of Charleston, dated March 10, 1994.
10.8*      Lease Agreement for use of Real Property by and between the
           Registrant and Sun, dated March 11, 1994, regarding the
           space located at 1505 Salado Drive, and related consent of
           Peery/Arrillaga, dated March 9, 1994.
10.9*      Form of Action Request System Shrink Wrap License Agreement.
10.10*     Form of Value Added Reseller Agreement.
10.11****  Amended and Restated Business Loan Agreement by and between the Registrant and SVB, dated June 15, 1997.
10.12****  Amended and Restated Promissory Note by and between the
           Registrant and SVB, dated June 15, 1997.
10.13****  Lease Agreement by and between the Registrant and Greiner,
           Inc. Pacific, dated March 29, 1996, regarding the space
           located at 5890 Stoneridge Drive.
10.14****  Lease Agreement by and between the Registrant and Viacom
           International Inc., dated March 17, 1997, regarding the
           space located at 5924 Stoneridge Drive.
10.15      Business Loan Agreement by and between the Registrant and
           Silicon Valley Bank (SVB), dated July 20, 1998.
14.1**     Rights Agreement dated as of July 25, 1997, between the
           Company and Harris Trust Savings Bank, including the
           Certificate of Designation of Series A Junior Participating
           Preferred Stock, Form of Right Certificate and Summary of
           Rights to Purchase Preferred Shares attached thereto as
           Exhibits A, B and C, respectively.
21.1*      Subsidiary of the Registrant.

 EXHIBIT
 NUMBER                        DOCUMENT DESCRIPTION
 -------                       --------------------
23.1       Consent of Ernst & Young LLP, Independent Auditors.
27.1       Financial Data Schedule.
27.2****   Restated Financial Data Schedule for period ended March 31,
           1996.
27.3****   Restated Financial Data Schedule for period ended June 30,
           1996.
27.4****   Restated Financial Data Schedule for period ended September
           30, 1996.
27.5****   Restated Financial Data Schedule for period ended December
           31, 1996.
27.6****   Restated Financial Data Schedule for period ended March 31,
           1997.
27.7****   Restated Financial Data Schedule for period ended June 30,
           1997.
27.8****   Restated Financial Data Schedule for period ended September
           30, 1997.

---------------
   * Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-89026).

  ** Incorporated by reference from the Exhibits to Remedy Corporation's Form
     8-A, dated July 29, 1997.

 *** Incorporated by reference from the Exhibits to Remedy Corporation's
     Definitive Proxy Statement for Annual Meeting of Stockholders, dated April 16, 1997.

**** Incorporated by reference from the Exhibits to Remedy Corporation's Form
     10-K Annual Report for the year ended December 31, 1997.

    Remedy, Remedy Corporation and design, Action Request System, AR System, ARWeb, Flashboards, Distributed Server Option, Remedy Help Desk, Remedy Asset Management, Remedy Change Management, Remedy Service Level Agreements, Remedy Approved Consultant, Remedy Purchasing@Work, Remedy Strategic Service Suite, Remedy Web, Multi-Processing Server Option, Full Text Search Option, Remedy Help Desk Express, BayStone, Remedy Quality Management, Remedy Year 2000 Compliance Manager, Remedy Customer Support and Remedy Leads Management are all registered or other trademarks of Remedy Corporation. All other trademarks and registered trademarks mentioned in this Report on Form 10-K may be trademarks, registered trademarks or service marks of the companies with which they are associated.