Form 10-Q
period 1999-03-31
REMEDY CORP
filed 1999-05-07
CIK 936653

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                                Yes [X]  No [ ]

     There were 29,023,722 shares of the Company's Common Stock, par value $.00005, outstanding on April 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
                         PART I. FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS:
         Condensed Consolidated Balance Sheets as of March 31, 1999
         and December 31, 1998.......................................      3
         Condensed Consolidated Statements of Income for the Three
         Months Ended March 31, 1999 and March 31, 1998..............      4
         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1999 and March 31, 1998........      5
         Notes to Condensed Consolidated Financial Statements........      6
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................      8
                          PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     18
SIGNATURE............................................................     19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               REMEDY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)       (1)
Current assets:
  Cash and cash equivalents.................................   $ 59,063       $ 58,976
  Short-term investments....................................     89,381         77,661
  Accounts receivable, net..................................     31,936         42,278
  Prepaid expenses and other current assets.................      8,056          6,036
  Deferred tax assets.......................................      4,531          4,531
                                                               --------       --------
          Total current assets..............................    192,967        189,482
Property and equipment, net.................................     14,021         12,636
Goodwill, net...............................................     10,189         11,382
                                                               --------       --------
                                                               $217,177       $213,500
                                                               ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  3,219       $  1,852
  Accrued compensation and related liabilities..............      3,419          7,799
  Income taxes payable......................................      3,115          3,564
  Other accrued liabilities.................................     10,364          9,929
  Deferred revenue..........................................     30,065         28,955
  Current portion of obligations under capital leases.......        441            570
                                                               --------       --------
          Total current liabilities.........................     50,623         52,669
Noncurrent portion of obligations under capital leases......         75            127
Stockholders' equity:
  Common stock and additional paid-in capital...............    102,531         99,952
  Treasury Stock (1,117,500 shares).........................    (13,977)       (13,977)
  Notes receivable from stockholders........................        (45)           (45)
  Retained earnings.........................................     77,970         74,774
                                                               --------       --------
          Total stockholders' equity........................    166,479        160,704
                                                               --------       --------
                                                               $217,177       $213,500
                                                               ========       ========

---------------
(1) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                               REMEDY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Revenue:
  Products..................................................  $23,429    $18,618
  Maintenance and service...................................   18,970     11,981
                                                              -------    -------
          Total revenue.....................................   42,399     30,599
Costs and expenses:
  Cost of product revenue...................................      878      1,194
  Cost of maintenance and service revenue...................    7,713      5,077
  Research and development..................................    9,214      7,728
  Sales and marketing.......................................   18,008     12,256
  General and administrative................................    2,157      2,084
  Amortization of goodwill..................................      748         --
                                                              -------    -------
          Total costs and expenses..........................   38,718     28,339
Income from operations......................................    3,681      2,260
Interest income and other, net..............................    1,089      1,434
                                                              -------    -------
Income before provision for income taxes....................    4,770      3,694
Provision for income taxes..................................    1,574      1,330
                                                              -------    -------
Net income..................................................  $ 3,196    $ 2,364
                                                              =======    =======
Net income per share:
  Basic.....................................................  $  0.11    $  0.08
                                                              =======    =======
  Diluted...................................................  $  0.11    $  0.08
                                                              =======    =======
Shares used in computing per share amounts:
  Basic.....................................................   28,498     28,776
                                                              =======    =======
  Diluted...................................................   30,047     30,231
                                                              =======    =======

                            See accompanying notes.

                               REMEDY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  3,196    $  2,364
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................     1,716       1,327
     Amortization of goodwill...............................       748          --
     Amortization of deferred compensation..................        --          44
     Changes in assets and liabilities:
       Accounts receivable..................................    10,787      11,444
       Prepaid expenses and other current assets............    (2,020)     (2,583)
       Deferred tax asset...................................        --        (455)
       Accounts payable.....................................     1,367         912
       Accrued compensation and related liabilities.........    (4,380)     (1,837)
       Income taxes.........................................      (868)      1,744
       Other accrued liabilities............................       435       1,781
       Deferred revenue.....................................     1,110         158
                                                              --------    --------
Net cash provided by operating activities...................    12,091      14,899
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................   (56,946)    (61,993)
  Maturities of short-term investments......................    45,226      46,302
  Capital expenditures......................................    (3,101)     (2,552)
                                                              --------    --------
  Net cash used in investing activities.....................   (14,821)    (18,243)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease obligations........      (181)       (127)
  Proceeds from issuance of common stock....................     2,998         749
                                                              --------    --------
  Net cash provided by financing activities.................     2,817         622
                                                              --------    --------
  Net increase (decrease) in cash and cash equivalents......        87      (2,722)
  Cash and cash equivalents at beginning of period..........    58,976      70,568
                                                              --------    --------
  Cash and cash equivalents at end of period................  $ 59,063    $ 67,846
                                                              ========    ========

                            See accompanying notes.

                               REMEDY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of March 31, 1999, and the condensed consolidated statements of income and cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1999, and the results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission in March 1999.

     The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

 2. REVENUE RECOGNITION

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

     Revenue allocable to support is recognized on a straight-line basis over the periods in which the support is provided.

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

 3. EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options using the treasury and dilutive if-converted methods.

                               REMEDY CORPORATION

                                  (UNAUDITED)

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Numerator:
  Net Income................................................    $3,196       $2,364
Denominator:
  Denominator for basic earnings per share-weighted-average
     shares.................................................    28,498       28,776
Effect of dilutive securities:
  Employee stock options....................................     1,550        1,455
                                                                ------       ------
  Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions........    30,047       30,231
                                                                ======       ======
  Basic earnings per share..................................    $ 0.11       $ 0.08
                                                                ======       ======
  Diluted earnings per share................................    $ 0.11       $ 0.08
                                                                ======       ======

 4. RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity" (SFAS 133), which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter. The Company has yet to determine its date of adoption. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. There is currently no impact on the Company. However, if in the future the Company engages in hedging activity or derivatives, there may be an impact.

     SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" was issued in December 1998 and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Position of SOP 97-2," to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. There is currently no impact on the Company's results of operations, cash flows, financial position or prospects.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors including, but not limited to, those discussed in the "Additional factors that may affect future results: Risk Factors" section on page 13 of this report and in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission in March 1999, such as increased competition, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates and general economic factors. Furthermore, the Company has often recognized a substantial portion of its revenue in the last month of a quarter, with this revenue frequently concentrated in the last week of a quarter. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter, and revenue for any future quarter is not predictable with any degree of certainty. Product revenue is also difficult to forecast because the market for client/server and web-based application software products is rapidly evolving, and the Company's sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. In addition, the Company expects that sales derived through indirect channels, which are harder to predict and have lower margins than direct sales, may increase as a percentage of total revenue. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of the Company's expenses varies with its revenue. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     Remedy Corporation ("Remedy" or the "Company") develops, markets and supports highly adaptable, client/server and web-based application software products and solutions that simplify employee-intensive business processes. Unlike traditional enterprise applications, Remedy applications are designed to deploy in weeks, not years and the applications adapt quickly to the needs and changes in the customers' business, instead of requiring the customer and solutions to adapt to the software. These applications help organizations establish a market advantage by reacting to opportunities faster than their competitors. Remedy offers adaptable applications for Information Technology
(IT) Service Management, Customer Relationship Management and Employee Workplace Automation. Remedy is one of the largest providers of enterprise applications with over 7,200 customer sites in over 70 countries, including over 60% of the Fortune 100.

     The Company was incorporated on November 20, 1990 in Delaware. The Company maintains its executive offices and principal facilities at 1505 Salado Drive, Mountain View, California 94043. Its telephone number is (650) 903-5200.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenue, statement of income data for the periods indicated.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               1999         1998
                                                              ------        -----
Revenue:
  Products..................................................     55%          61%
  Maintenance and service...................................     45%          39%
                                                                ---          ---
          Total revenue.....................................    100%         100%
  Costs and expenses:
     Cost of product revenue................................      2%           4%
     Cost of maintenance and service revenue................     18%          17%
     Research and development...............................     22%          25%
     Sales and marketing....................................     42%          40%
     General and administrative.............................      5%           7%
     Amortization of goodwill...............................      2%          --
                                                                ---          ---
          Total costs and expenses..........................     91%          93%
Income from operations......................................      9%           7%
Interest income, net........................................      3%           5%
                                                                ---          ---
Income before provision for income taxes....................     12%          12%
Provision for income taxes..................................      4%           4%
                                                                ---          ---
Net income..................................................      8%           8%
                                                                ===          ===

  REVENUE

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

     Revenue allocable to support is recognized on a straight-line basis over the periods in which the support is provided.

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

     The Company distributes the majority of its products through its headquarters-based direct sales organization which is complemented by indirect sales channels, including value added resellers (VARs), system integrators (SIs) and independent software vendors (ISVs). Sales derived through indirect channels accounted for approximately 46% and 45% of the Company's total revenue for the three months ended March 31, 1999 and March 31, 1998, respectively. The Company expects that sales derived through indirect channels will increase.

     PRODUCT REVENUE. The Company currently derives substantially all of its product revenue from licenses of the Action Request System. Revenue from product licenses increased by 26% from $18.6 million for the quarter ended March 31, 1998 to $23.4 million in the comparable quarter in 1999. The growing acceptance of the Company's software products in both U.S. and international markets has been a major factor in this increase. International sales accounted for approximately 32% and 35% of the Company's total revenue for the quarters ended March 31, 1999 and March 31, 1998, respectively. The growth of revenue in absolute dollars is largely a result of the Company's sales and marketing efforts and the increased acceptance of the Action Request System. The Company intends to continue to enhance its current software products as well as to develop new software products. As a result, the Company anticipates that revenue from product licenses will continue to represent a majority of its revenue in the foreseeable future.

     MAINTENANCE AND SERVICE REVENUE. Revenue from services increased by 58% from $12.0 million for the quarter ended March 31, 1998 to $19.0 million in the comparable quarter in 1999. This growth is primarily due to the renewal of maintenance contracts after the initial one-year term and increased licensing activity, which has resulted in increased revenue from maintenance and support, training and consulting services. In addition, revenues were somewhat skewed during the quarter with over $1.0 million in revenue associated with the final consulting and training pieces of the Lucent installation, which was an unusually large training and consulting deal for the Company. Although prior quarters' licensing growth has resulted in increased revenue from maintenance and support, training and consulting services, prior growth rates of the Company's installed base and, consequently, in the Company's service revenue, may not be sustainable in the future.

  COSTS AND EXPENSES

     COST OF PRODUCT REVENUE. Cost of product revenue consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, manuals, packaging materials, personnel-related costs and shipping expenses. Cost of product revenue decreased to $0.9 million for the quarter ended March 31, 1999 from $1.2 million for the comparable quarter in 1998, representing 4% and 6% of the related product revenue for the respective quarters. As of March 1999, the Company began outsourcing the shipping of its products. As a result, the outside shipping vendor made a one-time purchase of the Company's remaining shipping inventory which had been expensed previously. This directly contributed to this quarter's reduction in cost of product revenue. Cost of product revenue does not include amortization of capitalized software development costs as all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred.

     COST OF MAINTENANCE AND SERVICE REVENUE. Cost of maintenance and service revenue consists primarily of personnel-related costs incurred in providing telephone support, consulting services and training to customers. Cost of maintenance and service revenue increased to $7.7 million for the quarter ended March 31, 1999 from $5.1 million in the comparable quarter in 1998, representing 41% and 42% of the related maintenance and service revenue for the respective quarters. Cost of maintenance and service revenue increased significantly in absolute dollars from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 primarily due to increased personnel-related costs as the Company continued to invest in its customer support and training organizations. The Company believes that cost of maintenance and service revenue will increase in absolute dollar amounts in the future.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $9.2 million and $7.7 million, or 22% and 25% of total revenue, for the quarters ended March 31, 1999 and March 31, 1998, respectively. The increases in research and development in absolute dollar amounts were primarily attributable to increased personnel-related costs, in order to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in absolute dollar amounts in the future as the Company plans to continue investing in its product line.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, as well as promotional expenses. Sales and marketing expenses were $18.0 million and $12.3 million, or 42% and 40% of total revenue, for the quarters ended March 31, 1999 and March 31, 1998, respectively. The increases in sales and marketing expenses in both absolute dollar amounts and as a percentage of total revenue were primarily due to the Company increasing sales and marketing resources and marketing activities, including trade shows and promotional activities, to further promote the Company's new and existing products. The Company believes that sales and marketing expenses will continue to increase in absolute dollar amounts in the future as the Company plans to further promote the sales of its expanding product line.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.2 million and $2.1 million, or 5% and 7% of total revenue, for the quarters ended March 31, 1999 and March 31, 1998, respectively. The increase in dollar amounts was primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in dollar amounts in the future as the Company expands its staffing.

     AMORTIZATION OF GOODWILL. Amortization of goodwill relates to the purchase of BayStone Software in October 1998. Goodwill is being amortized on a straight-line basis over a period of four years from the date of acquisition. A total of $0.7 million has been amortized for the quarter ended March 31, 1999.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net was $1.1 million and $1.4 million for the quarters ended March 31, 1999 and March 31, 1998, respectively. The decrease for the quarter ended March 31, 1999 was primarily due to lower interest rates on the renewal of maturing investments.

     PROVISION FOR INCOME TAXES. The effective tax rate for the quarters ended March 31, 1999 and March 31, 1998 was 33% and 36%, respectively. The effective tax rate differs from the federal statutory rate due primarily to tax-exempt interest income, research and development tax credits and reductions in foreign taxes payable, offset by state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1999 and March 31, 1998, the Company's cash provided by operating activities was $12.1 million and $14.9 million, respectively. The Company's net cash provided by operations for the three months ended March 31, 1999 was primarily attributable to the collections of outstanding accounts receivable as well as income generated from the current period.

     During the three months ended March 31, 1999 and March 31, 1998, the Company's investing activities consisted primarily of purchases of short-term investments and property and equipment. Purchases of short-term investments exceeded maturities by $11.7 million for the three months ended March 31, 1999. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

     Cash used to purchase property and equipment, primarily for computer workstations and file servers for the Company's growing employee base was $3.1 million and $2.6 million during the three months ended March 31, 1999 and March 31, 1998, respectively. The Company expects that the rate of purchases of property and equipment will continue to increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on its facilities and its telephone system.

     The net cash provided by financing activities during the three months ended March 31, 1999 was $2.8 million versus the $0.6 million provided by financing activities during the three months ended March 31, 1998. This comparative increase is primarily due to the proceeds from the issuance of common stock upon the exercise of stock options.

     At March 31, 1999, the Company had $59.1 million in cash and cash equivalents, $89.4 million in short-term investments and $142.3 million of working capital. The Company also has available a $15.0 million unsecured bank line of credit that expires in June 1999. There were no borrowings outstanding under this line of credit as of March 31, 1999.

     The Company believes that its current cash and short-term investments balances, cash available under its line of credit and cash flow from operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, significant future growth may require the company to obtain additional equity or debt financing. There can be no assurance that, in the event that additional financing is required, the Company will be able to raise such additional financing on acceptable terms or not at all.

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

     GENERAL ECONOMIC AND MARKET CONDITIONS. During recent years, segments of the personal computer industry have experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of such industry patterns, Y2K concerns and other general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results or financial condition.

     COMPETITION. The client/server and web-based application software markets are intensely competitive and subject to rapid change. The Company expects the number of competitors to increase with the Company's expansion into additional client/server and web-based applications. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including: (i) other software companies,
(ii) third-party professional services organizations that develop custom software, and (iii) management information systems departments or outsourcers that develop custom software. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server and web-based application software market continues to develop and expand. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Some of the Company's current, and many of the Company's potential, competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company can. The Company also expects that competition could continue to increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

     DEPENDENCE ON NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE; RISK OF PRODUCT BUGS. The client/server and web-based application software market is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. The Company continues to invest significant resources into the research and development, sales and marketing of new client/server and web-based applications. However, there can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and customer requirements, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. If the new products currently being developed by the Company do not achieve market acceptance or are not released when expected, the Company's business, operating results and financial condition will be materially adversely affected. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements after their introduction and has experienced delays or lost revenue during the period required to correct these errors. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     LIMITED OPERATING HISTORY; FUTURE OPERATING RESULTS UNCERTAIN; NEED TO INCREASE SALES FORCE. The Company was incorporated in November 1990 and began shipping products in December 1991. Although the Company has experienced significant absolute dollar growth in revenue in recent years, there can be no assurance that the prior growth rates are sustainable or indicative of future operating results or that the Company will remain profitable on a quarterly or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales organization and indirect distribution channels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenue derived from indirect channels, which may have lower gross margins than direct sales. In particular, the Company intends to hire a significant number of additional sales personnel in 1999 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. The Company increased the size of its sales organization from 100 to 157 in 1997, from 157 to 189 in 1998, and from 189 to 203 in the quarter ended March 31, 1999. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified sales persons. If the Company is unable to hire such personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected. The Company expects increased competition and intends to invest significantly in its business. As a result, the Company may not sustain current operating margins in the future.

     PRODUCT CONCENTRATION. The Company currently derives the majority of its revenue from licenses of the AR System, the applications Remedy provides, which are built upon the AR System foundation, and related services. Broad market acceptance of the Company's products is critical to the Company's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of the AR System foundation and applications as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of the AR System foundation and other applications. There can be no assurance that the Company will continue to be successful in marketing the AR System or any new or enhanced products or applications. In 1998 and the quarter ended March 31, 1999, the Company invested significant resources into the research and development, sales and marketing of new client/server and web-based applications. However, the Company believes that its success in expanding its product line will depend largely on new products achieving market acceptance and technological competitiveness.

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. From time to time the Company may acquire or invest in companies, technologies or products that complement the Company's business or its product offerings. Any such acquisitions may result in the use of cash, potentially dilutive issuances of equity securities, the write-off of software development costs or other assets, incurrance of severance liabilities, the amortization of expenses related to goodwill and other intangible assets and/or the incurrance of debt, any of which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. Acquisitions involve numerous additional risks including difficulties in the assimilation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of the Company's business, and the entry into markets in which the Company has little or no direct prior experience. In addition, potential acquisition candidates targeted by the Company may not have audited financial statements, detailed financial information or any degree of internal controls. There can be no assurance that an audit subsequent to any successful completion of an acquisition will not reveal matters of significance, including with respect to revenues, expenses, liabilities, contingent or otherwise, and intellectual property. There can be no assurance that the Company would be successful in overcoming these or any other significant risks encountered and the failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

     RISKS ASSOCIATED WITH SELLING TO LARGE ENTERPRISE CUSTOMERS. The Company has recently increased its efforts to sell its products to large enterprise customers, and has devoted significant management and financial resources to achieving this goal. If successful, large enterprise customers are expected to deploy the Company's products in business critical operations which involve significant capital and management commitments by such customers. Potential large enterprise customers generally commit significant resources to an evaluation of available enterprise software and require the Company to expend substantial time, effort and money educating them about the value of the Company's solutions. Sales of the Company's products to such customers require an extensive sales effort throughout a customer's organization because decisions to purchase such products generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including factors over which the Company has little or no control, may cause potential large enterprise customers to favor a particular supplier or to delay or forego a purchase. As a result of these or other factors, the sales cycle for the Company's products is long, typically ranging between three and nine months. As a result of the length of the sales cycle and the significant selling expenses resulting from selling into the large enterprise, the Company's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large transactions to which the Company has devoted significant resources could have a material adverse effect on the Company's business, operating results or financial condition and could cause significant variations in the Company's operating results from quarter to quarter.

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

     In 1999, the Company expects total costs for its Year 2000 remediation to be approximately $0.8 million which includes expenditures for consulting, equipment, and internal personnel, of which $0.2 million was incurred as of the quarter ended March 31, 1999. It is expected that the entire amount will be expensed in 1999. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal IT systems and non-IT systems for the Year 2000, the Company may experience material unanticipated problems caused by undetected errors in both technology utilized for our IT systems and vendors with whom Remedy does business. Any Year 2000 compliance problems of either the Company or its vendors could materially adversely affect the Company's business, results of operations, financial condition and prospects.

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

     ADDITIONAL RISKS. The Company's business entails a variety of additional risks not mentioned above, such as Management of Growth; Dependence Upon Key Personnel, Expansion of Indirect Channels, International Operations; Currency Fluctuations, Dependence on Proprietary Technology; Risks of Infringement, and Product Liability which are set forth in the "Quantitative and Qualitative Disclosure About Market Risk" section of the Company's 1998 Report on Form 10-K filed with the Securities and Exchange Commission in March 1999.

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

Dated: May 7, 1999

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
27.1       Financial Data Schedule (Filed Electronically)