Form 10-Q
period 1999-06-30
REMEDY CORP
filed 1999-08-05
CIK 936653

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                              Yes  [X]     No  [ ]

     There were 28,956,407 shares of the Company's Common Stock, par value $.00005, outstanding on July 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 1999
         and December 31, 1998.......................................      3

         Condensed Consolidated Statements of Income for the Three
         and Six Months Ended June 30, 1999 and June 30, 1998........      4

         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 1999 and June 30, 1998................      5

         Notes to Condensed Consolidated Financial Statements........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      9

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     14

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................     19

SIGNATURE............................................................     20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               REMEDY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)        (1)
Current assets:
  Cash and cash equivalents.................................   $ 45,126        $ 58,976
  Short-term investments....................................    100,117          77,661
  Accounts receivable, net..................................     41,312          42,278
  Prepaid expenses and other current assets.................      7,763           6,036
  Deferred tax assets.......................................      4,531           4,531
                                                               --------        --------
          Total current assets..............................    198,849         189,482
Property and equipment, net.................................     14,528          12,636
Other non-current assets....................................      2,000              --
Goodwill, net...............................................      9,507          11,382
                                                               --------        --------
                                                               $224,884        $213,500
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $  3,498        $  1,852
  Accrued compensation and related liabilities..............      7,174           7,799
  Income taxes payable......................................      3,515           3,564
  Other accrued liabilities.................................      9,720           9,929
  Deferred revenue..........................................     29,918          28,955
  Current portion of obligations under capital leases.......        426             570
                                                               --------        --------
          Total current liabilities.........................     54,251          52,669
Noncurrent portion of obligations under capital leases......         66             127

Stockholders' equity:
  Common stock and additional paid-in capital...............    109,386          99,952
  Treasury Stock (1,609,000 and 1,117,500 shares,
     respectively)..........................................    (22,968)        (13,977)
  Notes receivable from stockholders........................        (46)            (45)
  Retained earnings.........................................     84,195          74,774
                                                               --------        --------
          Total stockholders' equity........................    170,567         160,704
                                                               --------        --------
                                                               $224,884        $213,500
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

                               REMEDY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Revenue:
  Products..........................................  $32,065    $23,215    $55,494    $41,833
  Maintenance and service...........................   20,971     13,398     39,942     25,379
                                                      -------    -------    -------    -------
          Total revenue.............................   53,036     36,613     95,436     67,212
Costs and expenses:
  Cost of product revenue...........................    1,663        784      2,541      1,978
  Cost of maintenance and service revenue...........    8,916      5,195     16,629     10,272
  Research and development..........................   10,204      8,018     19,418     15,746
  Sales and marketing...............................   20,184     13,742     38,192     25,998
  General and administrative........................    3,260      2,813      5,418      4,897
  Amortization of goodwill..........................      713         --      1,461         --
                                                      -------    -------    -------    -------
          Total costs and expenses..................   44,940     30,552     83,659     58,891
Income from operations..............................    8,096      6,061     11,777      8,321
Interest income and other, net......................    1,194      1,443      2,284      2,877
                                                      -------    -------    -------    -------
Income before provision for income taxes............    9,290      7,504     14,061     11,198
Provision for income taxes..........................    3,066      2,701      4,640      4,031
                                                      -------    -------    -------    -------
Net income..........................................  $ 6,224    $ 4,803    $ 9,421    $ 7,167
                                                      =======    =======    =======    =======
Net income per share:
     Basic..........................................  $  0.22    $  0.17    $  0.33    $  0.25
                                                      =======    =======    =======    =======
     Diluted........................................  $  0.21    $  0.16    $  0.31    $  0.24
                                                      =======    =======    =======    =======
Shares used in computing per share amounts:
     Basic..........................................   28,650     29,035     28,574     28,906
                                                      =======    =======    =======    =======
     Diluted........................................   30,252     30,598     30,150     30,415
                                                      =======    =======    =======    =======

                            See accompanying notes.

                               REMEDY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 1999           1998
                                                              -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................   $   9,421      $  7,167
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation.........................................       3,568         2,780
       Amortization of goodwill.............................       1,461            --
       Amortization of deferred compensation................          --            75
       Changes in assets and liabilities:
          Accounts receivable...............................       1,380         4,736
          Prepaid expenses and other current assets.........      (1,727)       (3,162)
          Deferred tax asset................................          --          (455)
          Accounts payable..................................       1,646           366
          Accrued compensation and related liabilities......        (625)       (1,529)
          Income taxes......................................       1,226         2,508
          Other accrued liabilities.........................        (209)        1,103
          Deferred revenue..................................         963           322
                                                               ---------      --------
Net cash provided by operating activities...................      17,104        13,911
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments.........................    (174,626)      (98,606)
Maturities of short-term investments........................     152,170        87,049
Other non-current assets....................................      (2,000)           --
Capital expenditures........................................      (5,546)       (4,103)
                                                               ---------      --------
Net cash used in investing activities.......................     (30,002)      (15,660)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations..........        (119)         (221)
Proceeds from issuance of common stock......................       8,158         4,293
Purchase of treasury stock..................................      (8,991)           --
                                                               ---------      --------
Net cash (used in) provided by financing activities.........        (952)        4,072
                                                               ---------      --------
Net (decrease) increase in cash and cash equivalents........     (13,850)        2,323
Cash and cash equivalents at beginning of period............      58,976        70,568
                                                               ---------      --------
Cash and cash equivalents at end of period..................   $  45,126      $ 72,891
                                                               =========      ========

                            See accompanying notes.

                               REMEDY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of June 30, 1999, and the condensed consolidated statements of income for the three months and six months ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 1999.

     The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

 2. REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition", as amended by Statement of Position 98-4 (SOP 98-4), "Deferral of the Effective Date of Certain Provisions of SOP 97-2, Software Revenue Recognition" and Statement of Position 98-9 (SOP 98-9), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". The Company derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes, and rights to upgrades on a when-and-if available basis. Services range from installation, training, and basic consulting for software modification to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, support and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

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

                               REMEDY CORPORATION

                                  (UNAUDITED)

 3. EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options using the treasury and dilutive if-converted methods.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  JUNE 30,                JUNE 30,
                                                            ---------------------   ---------------------
                                                              1999        1998        1999        1998
                                                            ---------   ---------   ---------   ---------
                                                            (IN THOUSANDS, EXCEPT   (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)      PER SHARE AMOUNTS)
Numerator:
  Net Income..............................................   $ 6,224     $ 4,803     $ 9,421     $ 7,167
Denominator:
  Denominator for basic earnings per
     share-weighted-average shares........................    28,650      29,035      28,574      28,906
  Effect of dilutive securities:
  Employee stock options..................................     1,602       1,563       1,576       1,509
                                                             -------     -------     -------     -------
  Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions......    30,252      30,598      30,150      30,415
                                                             =======     =======     =======     =======
  Basic earnings per share................................   $  0.22     $  0.17     $  0.33     $  0.25
                                                             =======     =======     =======     =======
  Diluted earnings per share..............................   $  0.21     $  0.16     $  0.31     $  0.24
                                                             =======     =======     =======     =======

 4. RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity" (SFAS 133), which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter. The Company has yet to determine its date of adoption. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. There is currently no impact on the Company. However, if in the future the Company engages in hedging activity or derivatives, there may be an impact.

     SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" was issued in December 1998 and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2, Software Revenue Recognition," to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. There is currently no impact on the Company's results of operations, cash flows, financial position or prospects.

 5. SHARE REPURCHASE

     On August 5, 1998, the Board of Directors authorized management of the Company to repurchase up to 3 million shares or approximately 10 percent of the Company's outstanding shares of common stock over the next twelve months. The Company has purchased the shares on the open market from time to time, depending on market conditions. The repurchases have been funded from the Company's cash and short-term investments. As of June 30, 1999, the Company had repurchased a total of approximately 1.6 million shares of the Company's stock at an average price of $14.27 for approximately $23.0 million dollars.

                               REMEDY CORPORATION

                                  (UNAUDITED)

 6. SUBSEQUENT EVENT

     In July 1999, the Company entered into an agreement to purchase Pipestream Technologies, Inc. (Pipestream), a privately held provider of state of the art modular, customer relationship management software, including sales force automation applications. Under the terms of the agreement, Remedy will pay approximately $5.0 million cash in exchange for substantially all the assets of Pipestream. The acquisition will be accounted for as a purchase for accounting purposes, and no material one-time charges are expected.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors including, but not limited to, those discussed in the "Additional factors that may affect future results: Risk Factors" section on page 14 of this report and in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission in March 1999, such as increased competition, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates and general economic factors. Furthermore, the Company has often recognized a substantial portion of its revenue in the last month of a quarter, with this revenue frequently concentrated in the last week of a quarter. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter, and revenue for any future quarter is not predictable with any degree of certainty. Product revenue is also difficult to forecast because the market for client/server and web-based application software products is rapidly evolving, and the Company's sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. In addition, the Company expects that sales derived through indirect channels, which are harder to predict and have lower margins than direct sales, may increase as a percentage of total revenue. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of the Company's expenses varies with its revenue. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     Remedy Corporation ("Remedy" or the "Company") develops, markets and supports rapidly deployable, client/server and web-based application software products and solutions that simplify employee-intensive business processes. Unlike traditional enterprise applications, Remedy applications are designed to deploy in weeks, not years and the applications adapt quickly to the needs and changes in the customers' business, instead of requiring the customer and solutions to adapt to the software. These applications help organizations establish a market advantage by reacting to opportunities faster than their competitors. Remedy offers adaptable applications for Information Technology
(IT) Service Management, Customer Relationship Management and Employee Workplace Automation. Remedy is one of the largest providers of enterprise applications with over 7,600 customer sites in over 70 countries, including over 60% of the Fortune 100.

     The Company was incorporated on November 20, 1990 in Delaware. The Company maintains its executive offices and principal facilities at 1505 Salado Drive, Mountain View, California 94043. Its telephone number is (650) 903-5200.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenue, statement of income data for the periods indicated.

                                                              THREE MONTHS     SIX MONTHS
                                                                 ENDED           ENDED
                                                                JUNE 30,        JUNE 30,
                                                              ------------    ------------
                                                              1999    1998    1999    1998
                                                              ----    ----    ----    ----
Revenue:
  Products..................................................   60%     63%     58%     62%
  Maintenance and service...................................   40%     37%     42%     38%
                                                              ---     ---     ---     ---
          Total revenue.....................................  100%    100%    100%    100%
Costs and expenses:
  Cost of product revenue...................................    3%      2%      3%      3%
  Cost of maintenance and service revenue...................   17%     14%     17%     15%
  Research and development..................................   19%     22%     20%     23%
  Sales and marketing.......................................   38%     38%     40%     39%
  General and administrative................................    6%      8%      6%      7%
  Amortization of goodwill..................................    2%     --       2%     --
                                                              ---     ---     ---     ---
          Total costs and expenses..........................   85%     84%     88%     87%
Income from operations......................................   15%     16%     12%     13%
Interest income, net........................................    2%      4%      3%      4%
                                                              ---     ---     ---     ---
Income before provision for income taxes....................   17%     20%     15%     17%
Provision for income taxes..................................    5%      7%      5%      5%
                                                              ---     ---     ---     ---
Net income..................................................   12%     13%     10%     12%
                                                              ===     ===     ===     ===

REVENUE

     The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition", as amended by Statement of Position 98-4 (SOP 98-4), "Deferral of the Effective Date of Certain Provisions of SOP 97-2, Software Revenue Recognition" and Statement of Position 98-9 (SOP 98-9), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." The Company derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes, and rights to upgrades on a when-and-if available basis. Services range from installation, training, and basic consulting for software modification to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, support and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

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

     The Company distributes the majority of its products through its direct sales organization which is complemented by indirect sales channels, including value added resellers (VARs), system integrators (SIs) and independent software vendors (ISVs). Billings derived through indirect channels accounted for approximately 52% of the Company's total billings for the quarter ended June 30, 1999 and 43% for the comparable period in 1998 and approximately 49% for the six months ended June 30, 1999 and 44% in the comparable period in 1998. The Company expects that billings derived through indirect channels, while growing in absolute dollar amounts, will continue to fluctuate as a percentage of total billings.

     PRODUCT REVENUE. The Company currently derives substantially all of its product revenue from licenses of the Action Request System and Information Technology Service Management adaptable applications. Revenue from product licenses increased 38% to $32.1 million for the quarter ended June 30, 1999 from $23.2 million in the comparable quarter in 1998. Product license fees increased 33% to $55.5 million for the six months ended June 30, 1999 from $41.8 million in the comparable period in 1998. The growing acceptance of the Company's software products in both U.S. and international markets has been a major factor in this increase. International sales accounted for approximately 34% and 37% of the Company's total revenue for the quarters ended June 30, 1999 and June 30, 1998, respectively. International sales accounted for approximately 33% of the Company's total revenue for the six months ended June 30, 1999 and 37% in the comparable period in 1998. The growth of revenue in absolute dollars is largely a result of the Company's sales and marketing efforts and the increased acceptance of the Action Request System and related Information Technology Service Management adaptable applications. The Company intends to continue to enhance its current software products as well as to develop new software products. As a result, the Company anticipates that revenue from product licenses will continue to represent a majority of its revenue in the foreseeable future.

     MAINTENANCE AND SERVICE REVENUE. Revenue from maintenance and services increased by 57% to $21.0 million for the quarter ended June 30, 1999 from $13.4 million in the comparable quarter in 1998. Revenue from services increased by 57% to $39.9 million for the six months ended June 30, 1999 from $25.4 million in the comparable 1998 period. This growth is primarily due to the renewal of maintenance contracts after the initial one-year term and increased licensing activity, which has resulted in increased revenue from maintenance and support, training and consulting services. Although prior quarters' licensing growth has resulted in increased revenue from maintenance and support, training and consulting services, prior growth rates of the Company's installed base and, consequently, in the Company's service revenue, may not be sustainable in the future.

COSTS AND EXPENSES

     COST OF PRODUCT REVENUE. Cost of product revenue consists primarily of the costs of royalties paid to third-party vendors, product media and duplication, manuals, packaging materials, personnel-related costs and shipping expenses. Cost of product revenue increased to $1.7 million for the quarter ended June 30, 1999 from $0.8 million for the comparable quarter in 1998, representing 5% and 3% of the related product revenue in such quarters, respectively. Cost of product revenue increased to $2.5 million for the six months ended June 30, 1999 from $2.0 million in the comparable 1998 period, representing 5% of the related product revenue in such periods. As of March 1999, the Company began outsourcing the shipping of its products. As a result, the outside shipping vendor made a one-time purchase of the Company's remaining shipping inventory, which had been expensed previously. Cost of product revenue does not include amortization of capitalized software development costs as all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred, as allowed by Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86).

     COST OF MAINTENANCE AND SERVICE REVENUE. Cost of maintenance and service revenue consists primarily of personnel-related costs incurred in providing telephone support, consulting services and training to customers. Cost of maintenance and service revenue increased to $8.9 million for the quarter ended June 30, 1999 from $5.2 million in the comparable quarter in 1998, representing 43% and 39% of the related maintenance and service revenue for the respective quarters. Cost of maintenance and service revenue increased to $16.6 million for the six months ended June 30, 1999 from $10.3 million in the comparable 1998 period, representing 42% and 40%, respectively, of the related maintenance and service revenue in such periods. Cost of maintenance and service revenue increased significantly in absolute dollars from the quarter ended June 30, 1998 to the quarter ended June 30, 1999 as well as from the six month period ended June 30, 1998 to the comparable period in 1999, primarily due to costs from increased personnel and third-party implementation providers, including Remedy Approved Consultants (RACs) as the Company continued to invest in its customer support and consulting organizations. The Company believes that cost of maintenance and service revenue will increase in absolute dollar amounts in the future.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $10.2 million and $8.0 million, or 19% and 22% of total revenue, for the quarters ended June 30, 1999 and June 30, 1998, respectively. Research and development expenses increased to $19.4 million for the six months ended June 30, 1999 from $15.7 million in the comparable 1998 period, or 20% and 23% of total revenue, respectively. The increases in research and development in absolute dollar amounts were primarily attributable to increased personnel-related costs, in order to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in absolute dollar amounts in the future as the Company plans to continue investing in its product line.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, as well as promotional expenses. Sales and marketing expenses were $20.2 million and $13.7 million, for the quarters ended June 30, 1999 and June 30, 1998, respectively, or 38% of total revenues. Sales and marketing expenses increased to $38.2 million for the six months ended June 30, 1999 from $26.0 million in the comparable 1998 period, or 40% and 39% of total revenue, respectively. The increases in sales and marketing expenses in absolute dollar amounts were primarily due to the Company increasing sales and marketing resources and marketing activities, including trade shows and promotional activities, to further promote the Company's new and existing products. The Company believes that sales and marketing expenses will continue to increase in absolute dollar amounts in the future as the Company plans to further promote the sales of its expanding product line.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.3 million and $2.8 million, or 6% and 8% of total revenue, for the quarters ended June 30, 1999 and June 30, 1998, respectively. General and administrative expenses increased to $5.4 million for the six months ended June 30, 1999 from $4.9 million for the comparable 1998 period, or 6% and 7% of total revenue, respectively. The increase in dollar amounts was primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in dollar amounts in the future as the Company expands its staffing.

     AMORTIZATION OF GOODWILL. Amortization of goodwill relates to the purchase of BayStone Software in October 1998. Goodwill is being amortized on a straight-line basis over a period of four years from the date of acquisition. Amortization expense totaled $0.7 million and $1.5 million for the quarter ended and the six month period ended June 30, 1999, respectively.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net was $1.2 million and $1.4 million for the quarters ended June 30, 1999 and June 30, 1998, respectively. Interest income and other, net decreased to $2.3 million for the six months ended June 30, 1999 from $2.9 million for the comparable 1998 period. The decrease for the six month period ended June 30, 1999 was primarily due to lower interest rates on the renewal of maturing investments.

     PROVISION FOR INCOME TAXES. The effective tax rate for the quarters ended and the six months ended June 30, 1999 and June 30, 1998 was 33% and 36%, respectively. The effective tax rate differs from the federal statutory rate due primarily to tax-exempt interest income, research and development tax credits and reductions in foreign taxes payable, offset by state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1999 and June 30, 1998, the Company's cash provided by operating activities was $17.1 million and $13.9 million, respectively. The Company's net cash provided by operations for the six months ended June 30, 1999 was primarily attributable to the income generated from the current period.

     During the six months ended June 30, 1999 and June 30, 1998, the Company's investing activities consisted primarily of purchases of short-term investments and property and equipment. Purchases of short-term investments exceeded maturities by $22.5 million for the six months ended June 30, 1999. In addition, during the six month period ended June 30, 1999, the Company made an investment of $2.0 million in On-The-Go software, an independent software vendor. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

     Cash used to purchase property and equipment, primarily for computer workstations, capitalized internal use software and file servers for the Company's growing employee base was $5.5 million and $4.1 million during the six months ended June 30, 1999 and June 30, 1998, respectively. The Company expects that the rate of purchases of property and equipment will continue to increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on its facilities and its telephone system.

     The net cash used by financing activities during the six months ended June 30, 1999 was $1.0 million versus the $4.1 million provided by financing activities during the six months ended June 30, 1998. This comparative decrease of $5.1 million is primarily due to the repurchase of approximately 500,000 shares of common stock at a cost of $9.0 million netted with proceeds of $8.2 million from the issuance of common stock under the stock purchase and stock option plans during the six month period ended June 30, 1999, compared with no shares repurchased and proceeds of $4.3 million from the issuance of common stock under the stock purchase and stock option plans during the six month period ended June 30, 1998.

     At June 30, 1999, the Company had $45.1 million in cash and cash equivalents, $100.1 million in short-term investments and $144.6 million of working capital. The Company also has available a $15.0 million unsecured bank line of credit that expires in September 1999. There were no borrowings outstanding under this line of credit as of June 30, 1999.

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

     On August 5, 1998, the Board of Directors authorized management of the Company to repurchase up to 3 million shares or approximately 10 percent of the Company's outstanding shares of common stock over the next twelve months. The Company has purchased the shares on the open market from time to time, depending on market conditions. The repurchases have been funded from the Company's cash and short-term investments. As of June 30, 1999, the Company had repurchased a total of approximately 1.6 million shares of the Company's stock at an average price of $14.27 for approximately $23.0 million dollars.

     In July 1999, the Company entered into an agreement to purchase Pipestream Technologies, Inc. (Pipestream), a privately held provider of state of the art modular, customer relationship management software, including sales force automation applications. Under the terms of the agreement, Remedy will pay approximately $5.0 million cash in exchange for substantially all the assets of Pipestream. The acquisition will be accounted for as a purchase for accounting purposes, and no material one-time charges are expected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     LIMITED OPERATING HISTORY; FUTURE OPERATING RESULTS UNCERTAIN; NEED TO INCREASE SALES FORCE. The Company was incorporated in November 1990 and began shipping products in December 1991. Although the Company has experienced significant absolute dollar growth in revenue in recent years, there can be no assurance that the prior growth rates are sustainable or indicative of future operating results or that the Company will remain profitable on a quarterly or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales organization and indirect distribution channels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenue derived from indirect channels, which may have lower gross margins than direct sales. In particular, the Company intends to hire a significant number of additional sales personnel in 1999 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. The Company increased the size of its sales organization from 100 to 157 in 1997, from 157 to 189 in 1998, and from 189 to 212 in the six month period ended June 30, 1999. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified sales persons. If the Company is unable to hire such personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected. The Company expects increased competition and intends to invest significantly in its business. As a result, the Company may not sustain current operating margins in the future.

     PRODUCT CONCENTRATION. The Company currently derives the majority of its revenue from AR System licenses, Remedy applications which are built upon the AR System foundation, and related services. Broad market acceptance of the Company's products is critical to the Company's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of the AR System foundation and applications as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of the AR System foundation and other applications. There can be no assurance that the Company will continue to be successful in marketing the AR System or any new or enhanced products or applications. In 1998 and the quarter ended June 30, 1999, the Company invested significant resources into the research and development, sales and marketing of new client/server and web-based applications. However, the Company believes that its success in expanding its product line will depend largely on new products achieving market acceptance and technological competitiveness.

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. From time to time the Company may acquire or invest in companies, technologies or products that complement the Company's business or its product offerings. Any such acquisitions may result in the use of cash, potentially dilutive issuances of equity securities, the write-off of software development costs or other assets, incurrence of severance liabilities, the amortization of expenses related to goodwill and other intangible assets and/or the incurrence of debt, any of which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. Acquisitions involve numerous additional risks including difficulties in the integration of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of the Company's business, and the entry into markets in which the Company has little or no direct prior experience. In addition, potential acquisition candidates targeted by the Company may not have audited financial statements, detailed financial information or any degree of internal controls. There can be no assurance that an audit subsequent to any successful completion of an acquisition will not reveal matters of significance, including with respect to revenues, expenses, liabilities, contingent or otherwise, and intellectual property. There can be no assurance that the Company would be successful in overcoming these or any other significant risks encountered and the failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

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

     In 1999, the Company expects total costs for its Year 2000 remediation to be approximately $0.7 million which includes expenditures for consulting, equipment, and internal personnel, of which $0.4 million was incurred as of the quarter ended June 30, 1999. It is expected that the entire amount will be expensed in 1999. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal IT systems and non-IT systems for the Year 2000, the Company may experience material unanticipated problems caused by undetected errors in both technology utilized for our IT systems and vendors with whom Remedy does business. Any Year 2000 compliance problems of either the Company or its vendors could materially adversely affect the Company's business, results of operations, financial condition and prospects.

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

                                REMEDY PRODUCTS

     Remedy software currently supports any date value set by the operating system. All date information, such as creation dates, modification dates, and time/date stamps, is generated using the date value provided by the operating system (Microsoft Windows, Apple Macintosh, UNIX and others).

     The Company believes the functionality of the current or listed versions of the following Remedy products will not be impaired by the change to the Year 2000. The current versions of these products accurately represent date information within the constraints of the operating systems on which they run:

     Action Request System(R) (Version 3.0 or newer, including localized versions)
       Multi-Processing Server Option(TM)
       Distributed Server Option(TM)
       Full Text Search Option(TM)
     ARWeb(R) (Version 2.0 or newer)
     Flashboards(R) (Version 2.0 or newer)
     Remedy Help Desk(TM) (Version 2.0 or newer)
     Remedy Help Desk Express(TM)
     Remedy Service Level Agreements(TM)
     Remedy Change Management(TM)
     Remedy Asset Management(TM)
     Remedy Customer Support(TM)
     Remedy Quality Management(TM)
     Remedy Leads Management(TM)
     Any other application and solution built on the AR System(TM) foundation
     3.0 or newer

     As Remedy software supports the date value set by the operating system, it is important for customers to confirm that the operating systems in use are, or will be, Year 2000 compliant.

     The software license agreement provided with the Remedy software includes a Year 2000 certification. That provision states that the Remedy software, when used in conjunction with the Remedy-compatible operating systems described in the Remedy software documentation, will accurately process date data (including, but not limited to, calculating, comparing and sequencing) from, into and between the twentieth and twenty-first centuries, including leap year calculations. The provision also assumes that all products (hardware, software and firmware) used in combination with the Remedy software will properly exchange date data with the Remedy software.

                                INTERNAL SYSTEMS

     The Company's internal systems include both its information technology (IT) and non-IT systems. The Company has initiated an assessment of its internal IT systems including third-party software and hardware technology and its non-IT systems (such as its security system, building equipment and embedded microcontrollers) and retained an outside contractor to provide assistance. As of June 1999, the Company substantially completed this testing. To the extent the Company has been unable to test the technology provided by third-party vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 compliant.

                                 THIRD PARTIES

     The Company has completed researching the status of its vendors concerning the Year 2000-compliance status. If the Company's current or future vendors fail to achieve Year 2000 compliance or if they divert technology expenditures (especially technology expenditures that were reserved for enterprise software) to address Year 2000 compliance problems, the Company's business, results of operations, or financial condition could be materially adversely affected.

     As of the quarter ended June 30, 1999, all of the business processes deemed as critical to the proper functioning of the company are Y2K compliant. This applies to the internal systems & software (IT and non-IT systems) in addition to the third parties with whom the company does business. This is based on a combination of internal testing and responses to inquiries from vendors who supply products or services in support of the identified mission critical business processes. The company's Y2K project team expects to complete remediation efforts in areas that are not deemed mission critical by September 1999. Additionally, the team will continually monitor suppliers of systems, software and services for updates and changes to their Y2K status and subsequent effects on the company's internal business processes.

     The company is in the process of putting in place a formal escalation program for post January 1, 2000 issues. The goals of this program are: (1) Initiation of a response, (2) Proper notification of both internal personnel and external vendors/suppliers and (3) Auditing capability. The completion of this program and associated processes is expected by September 1999.

     The Company has not developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material.

     Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation companies' Year 2000 compliance failures and related service interruptions.

     ADDITIONAL RISKS. The Company's business entails a variety of additional risks not mentioned above, such as Management of Growth; Dependence Upon Key Personnel, Expansion of Indirect Channels, International Operations; Currency Fluctuations, Dependence on Proprietary Technology; Risks of Infringement and Product Liability which are set forth in the "Quantitative and Qualitative Disclosure About Market Risk" section of the Company's 1998 Report on Form 10-K filed with the Securities and Exchange Commission in March 1999.

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

Dated: August 4, 1999

                                 EXHIBIT INDEX

    NUMBER                        EXHIBIT DESCRIPTION
    ------                        -------------------
     27.1     Financial Data Schedule (Filed Electronically)