Form 10-Q
period 1999-09-30
REMEDY CORP
filed 1999-11-12
CIK 936653

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-25494

                            ------------------------

                               REMEDY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 77-0265675
    (STATE OR OTHER JURISDICTION OF INCORPORATION OR               (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                       ORGANIZATION)

          1505 SALADO DRIVE, MOUNTAIN VIEW, CA                                      94043
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

                                 (650) 903-5200
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 31,020,237 shares of the Company's Common Stock, par value $.00005, outstanding on October 29, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets as of September 30,
         1999 and December 31, 1998..................................      3
         Condensed Consolidated Statements of Income for the Three
         and Nine Months Ended September 30, 1999 and September 30,
         1998........................................................      4
         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1999 and September 30, 1998......      5
         Notes to Condensed Consolidated Financial Statements........      6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     10
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     16

                          PART II. OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................     22
SIGNATURE............................................................     23

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               REMEDY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999           1998(1)
                                                              -------------    ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $ 37,459         $ 58,976
  Short-term investments....................................     101,096           77,661
  Accounts receivable, net..................................      50,056           42,278
  Prepaid expenses and other current assets.................       7,997            6,036
  Deferred tax assets.......................................       4,531            4,531
                                                                --------         --------
          Total current assets..............................     201,139          189,482
Property and equipment, net.................................      14,878           12,636
Other non-current assets....................................       2,593               --
Goodwill and other intangible assets, net...................      19,905           11,382
                                                                --------         --------
                                                                $238,515         $213,500
                                                                ========         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,691         $  1,852
  Accrued compensation and related liabilities..............       8,800            7,799
  Income taxes payable......................................       3,621            3,564
  Other accrued liabilities.................................      12,693            9,929
  Deferred revenue..........................................      33,183           28,955
  Current portion of obligations under capital leases.......         259              570
                                                                --------         --------
          Total current liabilities.........................      60,247           52,669
Noncurrent portion of obligations under capital leases......          64              127
Stockholders' equity:
  Common stock and additional paid-in capital...............     116,632           99,952
  Treasury Stock (2,002,300 and 1,117,500 shares,
     respectively)..........................................     (31,267)         (13,977)
  Notes receivable from stockholders........................         (46)             (45)
  Cumulative translation adjustment.........................         115               --
  Other comprehensive income................................           2               --
  Retained earnings.........................................      92,768           74,774
                                                                --------         --------
          Total stockholders' equity........................     178,204          160,704
                                                                --------         --------
                                                                $238,515         $213,500
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

                               REMEDY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                  ------------------      --------------------
                                                   1999       1998          1999        1998
                                                  -------    -------      --------    --------
Revenue:
  Products......................................  $38,291    $25,912      $ 93,785    $ 67,745
  Maintenance and service.......................   22,573     14,205        62,514      39,584
                                                  -------    -------      --------    --------
          Total revenue.........................   60,864     40,117       156,299     107,329
Costs and expenses:
  Cost of product revenue.......................    2,053      1,152         4,594       3,130
  Cost of maintenance and service revenue.......    9,718      5,487        26,347      15,759
  Research and development......................   10,221      8,417        29,640      24,163
  Sales and marketing...........................   23,024     14,347        61,216      40,345
  General and administrative....................    3,071      2,345         8,489       7,242
  Amortization of goodwill and other
     intangibles................................    1,149         --         2,609          --
                                                  -------    -------      --------    --------
          Total costs and expenses..............   49,236     31,748       132,895      90,639
Income from operations..........................   11,628      8,369        23,404      16,690
Interest income and other, net..................    1,169      1,356         3,453       4,233
                                                  -------    -------      --------    --------
Income before provision for income taxes........   12,797      9,725        26,857      20,923
Provision for income taxes......................    4,223      3,501         8,863       7,532
                                                  -------    -------      --------    --------
Net income......................................  $ 8,574    $ 6,224      $ 17,994    $ 13,391
                                                  =======    =======      ========    ========
Net income per share:
  Basic.........................................  $  0.30    $  0.22      $   0.63    $   0.46
                                                  =======    =======      ========    ========
  Diluted.......................................  $  0.27    $  0.21      $   0.59    $   0.45
                                                  =======    =======      ========    ========
Shares used in computing per share amounts:
  Basic.........................................   28,839     28,688        28,662      28,833
                                                  =======    =======      ========    ========
  Diluted.......................................   31,608     29,574        30,636      30,134
                                                  =======    =======      ========    ========

                            See accompanying notes.

                               REMEDY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  17,994    $  13,391
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................      5,612        4,328
     Amortization of goodwill and other intangibles.........      2,609           --
     Amortization of deferred compensation..................         --           76
     Changes in assets and liabilities:
       Accounts receivable..................................     (7,778)       1,027
       Prepaid expenses and other current assets............     (1,961)      (3,991)
       Deferred tax asset...................................         --         (461)
       Accounts payable.....................................       (161)       1,016
       Accrued compensation and related liabilities.........        957       (1,290)
       Income taxes payable.................................      2,827        2,602
       Other accrued liabilities............................      2,820        1,489
       Other non-current assets.............................       (593)          --
       Deferred revenue.....................................      4,228        3,536
                                                              ---------    ---------
Net cash provided by operating activities...................     26,554       21,723
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments.........................   (238,559)    (141,065)
Maturities of short-term investments........................    215,124      142,957
Cash paid for businesses acquired, net......................    (11,028)          --
Other non-current assets....................................     (2,000)          --
Capital expenditures........................................     (7,768)      (6,375)
                                                              ---------    ---------
Net cash used in investing activities.......................    (44,231)      (4,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations..........       (460)        (382)
Proceeds from issuance of common stock......................     13,910        4,495
Purchase of treasury stock..................................    (17,290)     (13,977)
                                                              ---------    ---------
Net cash used in financing activities.......................     (3,840)      (9,864)
Net (decrease) increase in cash and cash equivalents........    (21,517)       7,376
Cash and cash equivalents at beginning of period............     58,976       70,568
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  37,459    $  77,944
                                                              =========    =========

                            See accompanying notes.

                               REMEDY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of September 30, 1999, and the condensed consolidated statements of income for the three and nine months ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, have been prepared by Remedy Corporation ("Remedy" or the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

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

     The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition", as amended by Statement of Position 98-4 (SOP 98-4), "Deferral of the Effective Date of Certain Provisions of SOP 97-2, Software Revenue Recognition" and Statement of Position 98-9 (SOP 98-9), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." The Company derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes, and rights to upgrades on a when-and-if available basis. Services range from installation, training, and basic consulting to software modification to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, support and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

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

3. EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of common share equivalents

                               REMEDY CORPORATION

                                  (UNAUDITED)

outstanding during the period. Dilutive common share equivalents consist of employee stock options and are calculated by using the treasury stock method.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                      ----------------------    ----------------------
                                                        1999         1998         1999         1998
                                                      ---------    ---------    ---------    ---------
                                                      (IN THOUSANDS, EXCEPT     (IN THOUSANDS, EXCEPT
                                                        PER SHARE AMOUNTS)        PER SHARE AMOUNTS)
Numerator:
Net Income..........................................   $ 8,574      $ 6,224      $17,994      $13,391
Denominator:
  Denominator for basic earnings per share-weighted-
     average shares.................................    28,839       28,688       28,662       28,833
  Effect of dilutive securities:
  Employee stock options............................     2,769          886        1,974        1,301
                                                       -------      -------      -------      -------
  Denominator for diluted earnings per
     share-weighted-average shares and dilutive
     securities.....................................    31,608       29,574       30,636       30,134
                                                       =======      =======      =======      =======
  Basic earnings per share..........................   $  0.30      $  0.22      $  0.63      $  0.46
                                                       =======      =======      =======      =======
  Diluted earnings per share........................   $  0.27      $  0.21      $  0.59      $  0.45
                                                       =======      =======      =======      =======

4. RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activity", which was subsequently amended by Statement No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" to require adoption of SFAS 133 in years beginning after June 15, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. The Company adopted SFAS 133 during the quarter ended September 30, 1999 and subsequently implemented a hedging program related to multi-currency invoicing. The adoption of SFAS 133 did not have a material effect on the Company's financial statements as of September 30, 1999. (See Note 7 of Notes to Condensed Consolidated Financial Statements)

     SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" was issued in December 1998 and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2, Software Revenue Recognition", to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999.

5. SHARE REPURCHASE

     On August 5, 1998, the Board of Directors authorized management of the Company to repurchase up to 3 million shares or approximately 10 percent of the Company's outstanding shares of common stock over the

                               REMEDY CORPORATION

                                  (UNAUDITED)

next twelve months. On August 5, 1999, the Board of Directors authorized the Company to continue the share repurchase program for an additional six months through February 2000. The Company has purchased the shares on the open market from time to time, depending on market conditions. The repurchases have been funded by the Company's cash and short-term investments. As of September 30, 1999, the Company had repurchased a total of approximately 2 million shares of the Company's stock at an average price of $15.62 for approximately $31.3 million.

6. BUSINESS COMBINATIONS

     In July 1999, the Company acquired Pipestream Technologies, Inc. (Pipestream), a privately held provider of state of the art modular, customer relationship management software, including sales force automation applications. The acquisition was accounted for under the purchase method and accordingly, the operating results of Pipestream have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price for Pipestream was approximately $4.6 million, which consisted of $4.5 million cash and $0.1 million assumption of net liabilities. The entire purchase price of $4.6 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over a period of four years from the date of acquisition. A total of $0.3 million has been amortized as of September 30, 1999. Pro forma results of operations have not been presented since the effect of this acquisition was not material to the Company's consolidated financial position or results of operations.

     In September 1999, the Company acquired Fortress Technologies, Inc. (Fortress), a privately held enterprise asset management process consulting firm. The acquisition was accounted for under the purchase method and accordingly, the operating results of Fortress have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price for Fortress was approximately $6.5 million cash. The entire purchase price of $6.5 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over a period of four years from the date of acquisition. A total of $0.1 million has been amortized as of September 30, 1999. Pro forma results of operations have not been presented since the effect of this acquisition was not material to the Company's consolidated financial position or results of operations.

7. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments principally to minimize the exposures to the United States Dollar (USD) value of foreign currency denominated sales. The Company will begin pricing its products in multiple currencies during the fourth quarter of 1999, and in preparation, foreign exchange forward and simple purchase option contracts were entered during the quarter ended September 30, 1999 to hedge the risk that the USD value of the foreign currency denominated sales may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month period. At September 30, 1999, the Company had hedged unrecognized transactions via Pound Sterling and Euro denominated cash flow hedges, using forwards and simple purchase option contracts that generally have maturities of three months or less.

     The Company records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are reflected, net of the related tax effect in shareholders' equity (as a component of other comprehensive income). These gains and losses are reclassified into earnings in the period in which the sales being hedged are recognized as revenue. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the forecasted cash flows relating to the sales being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in earnings.

                               REMEDY CORPORATION

                                  (UNAUDITED)

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Changes in the time value of options contracts are excluded from this effectiveness assessment and recorded directly in earnings.

     As of September 30, 1999, the Company included the fair value of simple purchase option contracts of $11,000 and the fair value of forward contracts of $2,000 in other current assets in its consolidated balance sheet.

     At September 30, 1999, the Company had $2,000 of Other Comprehensive Income related to the quarterly net change in fair value associated with current period hedging transactions and no amount had been reclassified into earnings during the period. The entire Other Comprehensive Income balance as of September 30, 1999 is expected to be recognized into earnings within the next twelve months. During the quarter ended September 30, 1999 a total charge of $4,000, representing the change in option time values, was recorded in earnings.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors including, but not limited to, those discussed in the "Additional factors that may affect future results: Risk Factors" section on page 16 of this report and in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission in March 1999, such as increased competition, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates and general economic factors. Furthermore, the Company has often recognized a substantial portion of its revenue in the last month of a quarter, with this revenue frequently concentrated in the last week of a quarter. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter, and revenue for any future quarter is not predictable with any degree of certainty. Product revenue is also difficult to forecast because the market for client/server and web-based application software products is rapidly evolving, and the Company's sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. In addition, the Company expects that sales derived through indirect channels, which are harder to predict and have lower margins than direct sales, may increase as a percentage of total revenue. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of the Company's expenses varies with its revenue. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     Remedy Corporation ("Remedy" or the "Company") develops, markets and supports rapidly deployable, client/server and web-based application software products and solutions that simplify employee-intensive business processes. Unlike traditional enterprise applications, Remedy applications are designed to deploy in weeks, not years and the applications adapt quickly to the needs and changes in the customers' business, instead of requiring the customer and solutions to adapt to the software. These applications help organizations establish a market advantage by reacting to opportunities faster than their competitors. Remedy offers adaptable applications for Information Technology
(IT) Service Management, Customer Relationship Management and Employee Workplace Automation. Remedy is one of the largest providers of enterprise applications with over 8,000 customer sites in over 70 countries, including over 60% of the Fortune 100.

     The Company was incorporated on November 20, 1990 in Delaware. The Company maintains its executive offices and principal facilities at 1505 Salado Drive, Mountain View, California 94043. Its telephone number is (650) 903-5200.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenue, statement of income data for the periods indicated.

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              1999     1998     1999     1998
                                                              -----    -----    -----    -----
Revenue:
  Products..................................................    63%      65%      60%      63%
  Maintenance and service...................................    37%      35%      40%      37%
                                                               ---      ---      ---      ---
          Total revenue.....................................   100%     100%     100%     100%
Costs and expenses:
  Cost of product revenue...................................     3%       3%       3%       3%
  Cost of maintenance and service revenue...................    16%      13%      17%      15%
  Research and development..................................    17%      21%      19%      22%
  Sales and marketing.......................................    38%      36%      39%      37%
  General and administrative................................     5%       6%       5%       7%
  Amortization of goodwill and other intangibles............     2%      --        2%      --
                                                               ---      ---      ---      ---
          Total costs and expenses..........................    81%      79%      85%      84%
                                                               ---      ---      ---      ---
Income from operations......................................    19%      21%      15%      16%
Interest income, net........................................     2%       3%       2%       4%
                                                               ---      ---      ---      ---
Income before provision for income taxes....................    21%      24%      17%      20%
Provision for income taxes..................................     7%       9%       6%       7%
                                                               ---      ---      ---      ---
Net income..................................................    14%      15%      11%      13%
                                                               ===      ===      ===      ===

  REVENUE

     The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition", as amended by Statement of Position 98-4 (SOP 98-4), "Deferral of the Effective Date of Certain Provisions of SOP 97-2, Software Revenue Recognition" and Statement of Position 98-9 (SOP 98-9), "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." The Company derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes, and rights to upgrades on a when-and-if available basis. Services range from installation, training, and basic consulting to software modification to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, support and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

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

     The Company distributes the majority of its products through its direct sales organization which is complemented by indirect sales channels, including value added resellers (VARs), system integrators (SIs) and independent software vendors (ISVs). Billings derived through indirect channels accounted for approximately 45% of the Company's total billings for the quarter ended September 30, 1999 and 47% for the comparable period in 1998 and approximately 47% for the nine months ended September 30, 1999 and 46% in the comparable period in 1998. The Company expects that billings derived through indirect channels, while growing in absolute dollar amounts, will continue to fluctuate as a percentage of total billings.

     PRODUCT REVENUE. The Company currently derives substantially all of its product revenue from licenses of the Action Request System and Information Technology Service Management adaptable applications. Revenue from product licenses increased 48% to $38.3 million for the quarter ended September 30, 1999 from $25.9 million in the comparable quarter in 1998. Product license fees increased 38% to $93.8 million for the nine months ended September 30, 1999 from $67.7 million in the comparable period in 1998. The growing acceptance of the Company's software products in both U.S. and international markets has been a major factor in this increase. International sales accounted for approximately 35% and 36% of the Company's total revenue for the quarters ended September 30, 1999 and September 30, 1998, respectively. International sales accounted for approximately 34% of the Company's total revenue for the nine months ended September 30, 1999 and 36% in the comparable period in 1998. The growth of revenue in absolute dollars is largely a result of the Company's sales and marketing efforts and the increased acceptance of the Action Request System and related Information Technology Service Management adaptable applications. The Company intends to continue to enhance its current software products as well as to develop new software products. As a result, the Company anticipates that revenue from product licenses will continue to represent a majority of its revenue in the foreseeable future.

     MAINTENANCE AND SERVICE REVENUE. Revenue from maintenance and services increased by 59% to $22.6 million for the quarter ended September 30, 1999 from $14.2 million in the comparable quarter in 1998. Revenue from services increased by 58% to $62.5 million for the nine months ended September 30, 1999 from $39.6 million in the comparable 1998 period. This growth is primarily due to the renewal of maintenance contracts after the initial one-year term and increased licensing activity, which has resulted in increased revenue from maintenance and support, training and consulting services. Although prior quarters' licensing growth has resulted in increased revenue from maintenance and support, training and consulting services, prior growth rates of the Company's installed base and, consequently, in the Company's service revenue, may not be sustainable in the future.

  COSTS AND EXPENSES

     COST OF PRODUCT REVENUE. Cost of product revenue consists primarily of costs related to product media and duplication, manuals, packaging materials, personnel, shipping expenses and royalties paid to third-party vendors. Cost of product revenue increased to $2.1 million for the quarter ended September 30, 1999 from $1.2 million for the comparable quarter in 1998, representing 5% and 4% of the related product revenue in such quarters, respectively. Cost of product revenue increased to $4.6 million for the nine months ended September 30, 1999 from $3.1 million in the comparable 1998 period, representing 5% of the related product revenue in such periods. Cost of product revenue does not include amortization of capitalized software development costs as all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred.

     COST OF MAINTENANCE AND SERVICE REVENUE. Cost of maintenance and service revenue consists primarily of personnel-related costs incurred in providing telephone support, consulting services and training to customers. Cost of maintenance and service revenue increased to $9.7 million for the quarter ended September 30, 1999 from $5.5 million in the comparable quarter in 1998, representing 43% and 39% of the related maintenance and service revenue for the respective quarters. Cost of maintenance and service revenue increased to $26.3 million for the nine months ended September 30, 1999 from $15.8 million in the comparable 1998 period, representing 42% and 40%, respectively, of the related maintenance and service revenue in such periods. Cost of maintenance and service revenue as a percentage of total revenue increased due to the higher cost associated with supporting enterprise customers through maintenance, training and consulting. Cost of maintenance and service revenue in absolute dollars increased significantly from the quarter ended September 30, 1998 to the quarter ended September 30, 1999 as well as from the nine month period ended September 30, 1998 to the comparable period in 1999, primarily due to costs from increased personnel and third-party implementation providers, including Remedy Approved Consultants (RACs) as the Company continued to invest in its customer support and consulting organizations. The Company believes that cost of maintenance and service revenue will increase in absolute dollar amounts in the future.

     RESEARCH AND DEVELOPMENT. Research and development expenses were $10.2 million and $8.4 million, or 17% and 21% of total revenue, for the quarters ended September 30, 1999 and September 30, 1998, respectively. Research and development expenses increased to $29.6 million for the nine months ended September 30, 1999 from $24.2 million in the comparable 1998 period, or 19% and 22% of total revenue, respectively. The increases in research and development in absolute dollar amounts were primarily attributable to increased personnel-related costs, in order to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in absolute dollar amounts in the future as the Company plans to continue investing in its product line.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses of sales and marketing personnel, as well as promotional expenses. Sales and marketing expenses were $23.0 million and $14.3 million, for the quarters ended September 30, 1999 and September 30, 1998, or 38% and 36% of total revenues, respectively. Sales and marketing expenses increased to $61.2 million for the nine months ended September 30, 1999 from $40.3 million in the comparable 1998 period, or 39% and 37% of total revenue, respectively. The increases in sales and marketing expenses in absolute dollar amounts were primarily due to the Company increasing sales and marketing resources and marketing activities, including trade shows and promotional activities, to further promote the Company's new and existing products. The Company believes that sales and marketing expenses will continue to increase in absolute dollar amounts in the future as the Company plans to further promote the sales of its expanding product line.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $3.1 million and $2.3 million, or 5% and 6% of total revenue, for the quarters ended September 30, 1999 and September 30, 1998, respectively. General and administrative expenses increased to $8.5 million for the nine months ended September 30, 1999 from $7.2 million for the comparable 1998 period, or 5% and 7% of total revenue, respectively. The increase in dollar amounts was primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in absolute dollar amounts in the future as the Company expands its staffing.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles relates to the purchase of BayStone Software in October 1998, the purchase of Pipestream Technologies in July 1999 and the purchase of Fortress Technologies in September 1999. Goodwill and other intangibles are being amortized on a straight-line basis over a period of four years from the date of acquisition. Amortization expense totaled $1.1 million and $2.6 million for the quarter ended and the nine-month period ended September 30, 1999, respectively. Amortization expense related to the three acquisitions is expected to be approximately $4.1 million and $5.7 million, for the twelve months ended December 31, 1999 and December 31, 2000, respectively.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net, which consists primarily of interest income earned on the Company's cash and short term investments, was $1.2 million and $1.4 million for the quarters ended September 30, 1999 and September 30, 1998, respectively. Interest income and other, net decreased to $3.5 million for the nine months ended September 30, 1999 from $4.2 million for the comparable 1998 period. The decrease for the nine-month period ended September 30, 1999 was primarily due to lower interest rates on the renewal of maturing investments.

     PROVISION FOR INCOME TAXES. The effective tax rate for the quarters ended and the nine months ended September 30, 1999 and September 30, 1998 was 33% and 36%, respectively. The effective tax rate differs from the federal statutory rate due primarily to tax-exempt interest income, research and development tax credits and reductions in foreign taxes payable, offset by state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $26.6 million and $21.7 million during the nine months ended September 30, 1999 and September 30, 1998, respectively. The Company's net cash provided by operations for the nine months ended September 30, 1999 was primarily attributable to the income generated from the current period.

     During the quarter ended September 30, 1999, the Company began investing in forwards and simple purchase option contracts to hedge the risk associated with a newly implemented plan of multi-currency invoicing. Cash used in investing in forwards and simple purchase options contracts was $15,000 for the quarter ended September 30, 1999. The Company intends to continue to use forwards and simple purchase options contracts to minimize the exposures to the United States Dollar
(USD) value of foreign currency denominated sales, and as international revenues increase, the cash used to purchase these option contracts may increase. (See
Note 7 of Notes to Condensed Consolidated Financial Statements)

     Net cash used in investing activities was $44.2 million and $4.5 million during the nine months ended September 30, 1999 and September 30, 1998, respectively. The increase in the Company's net cash used in investing activities for the nine months ended September 30, 1999 was primarily due to net short-term investment purchases, businesses acquired and property and equipment expenditures.

     Purchases of short-term investments exceeded maturities by $23.4 million and $1.9 million for the nine months ended September 30, 1999 and September 30, 1998, respectively.

     In addition, during the nine month period ended September 30, 1999, the Company paid $4.5 million to acquire Pipestream Technologies and $6.5 million to acquire Fortress Technologies. The total costs related to the Pipestream acquisition are expected to be approximately $5.6 million, which consists of the purchase price of $4.6 million accounted for in the current quarter as well as employee related costs of approximately $1.0 million expected to be incurred within the next twelve months. The total costs related to the Fortress acquisition are expected to be approximately $7.5 million, which consists of the purchase price of $6.5 million accounted for in the current quarter as well as employee related costs of approximately $1.0 million expected to be incurred within the next twelve months.

     The Company also made an investment of $2.0 million in On-The-Go software, an independent software vendor.

     Cash used to purchase property and equipment, primarily for computer workstations, capitalized internal use software, leasehold improvements and file servers for the Company's growing employee base was $7.8 million and $6.4 million during the nine months ended September 30, 1999 and September 30, 1998, respectively. The Company expects that the rate of purchases of property and equipment will continue to increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on its facilities and its telephone system.

     The net cash used in financing activities during the nine months ended September 30, 1999 decreased to $3.8 million from $9.9 million during the nine months ended September 30, 1998. This comparative decrease of $6.1 million is primarily due to the repurchase of approximately 900,000 shares of common stock at a cost of $17.3 million netted with proceeds of $13.9 million from the issuance of common stock under the stock purchase and stock option plans during the nine month period ended September 30, 1999, compared with approximately 1.1 million shares repurchased for $14.0 million netted with proceeds of $4.5 million from the issuance of common stock under the stock purchase and stock option plans, during the nine month period ended September 30, 1998.

     At September 30, 1999, the Company had $37.5 million in cash and cash equivalents, $101.1 million in short-term investments and $140.9 million of working capital.

     The Company believes that its current cash and short-term investments balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, significant future growth may require the Company to obtain additional equity or debt financing.

     On August 5, 1998, the Board of Directors authorized management of the Company to repurchase up to 3 million shares or approximately 10 percent of the Company's outstanding shares of common stock over the next twelve months. On August 5, 1999, the Board of Directors authorized the Company to continue the share repurchase program for an additional six months through February 2000. The Company has purchased the shares on the open market from time to time, depending on market conditions. The repurchases have been funded by the Company's cash and short-term investments. As of September 30, 1999, the Company had repurchased a total of approximately 2 million shares of the Company's stock at an average price of $15.62 for approximately $31.3 million.

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

     COMPETITION. The client/server and web-based application software markets are intensely competitive and subject to rapid change. The Company expects the number of competitors to continue to increase with the Company's expansion into additional client/server and web-based applications. Competitors vary in size and in the scope and breadth of the products and services offered. The Company encounters competition from a number of sources, including: (i) other software companies, (ii) third-party professional services organizations that develop custom software, and (iii) management information systems departments or outsourcers that develop custom software. In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the client/server and web-based application software market continues to develop and expand. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Some of the Company's current, and many of the Company's potential, competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company can. The Company also expects that competition could continue to increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

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

     LIMITED OPERATING HISTORY; FUTURE OPERATING RESULTS UNCERTAIN; NEED TO INCREASE SALES FORCE. The Company was incorporated in November 1990 and began shipping products in December 1991. Although the Company has experienced significant absolute dollar growth in revenue in recent years, there can be no assurance that the prior growth rates are sustainable or indicative of future operating results or that the Company will remain profitable on a quarterly or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales organization and indirect distribution channels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenue derived from indirect channels, which may have lower gross margins than direct sales. In particular, the Company intends to hire a significant number of additional sales personnel in 1999 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. The Company increased the size of its sales organization from 100 to 157 in 1997, from 157 to 189 in 1998, and from 189 to 223 in the nine month period ended September 30, 1999. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified sales persons. If the Company is unable to hire such personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected. The Company expects increased competition and intends to invest significantly in its business. As a result, the Company may not sustain current operating margins in the future.

     PRODUCT CONCENTRATION. The Company currently derives the majority of its revenue from AR System licenses, Remedy applications which are built upon the AR System foundation, and related services. Broad market acceptance of the Company's products is critical to the Company's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of the AR System foundation and applications as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of the AR System foundation and other applications. There can be no assurance that the Company will continue to be successful in marketing the AR System or any new or enhanced products or applications. In 1998 and the nine months ended September 30, 1999, the Company invested significant resources into the research and development, sales and marketing of new client/server and web-based applications. However, the Company believes that its success in expanding its product line will depend largely on new products achieving market acceptance and technological competitiveness.

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. From time to time the Company may acquire or invest in companies, technologies or products that complement the Company's business or its product offerings. Any such acquisitions may result in the use of cash, potentially dilutive issuances of equity securities, the write-off of software development costs or other assets, incurrance of severance liabilities, the amortization of expenses related to goodwill and other intangible assets and/or the incurrance of debt, any of which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. Acquisitions involve numerous additional risks including difficulties in the integration of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of the Company's business, and the entry into markets in which the Company has little or no direct prior experience. In addition, potential acquisition candidates targeted by the Company may not have audited financial statements, detailed financial information or any degree of internal controls. There can be no assurance that an audit subsequent to any successful completion of an acquisition will not reveal matters of significance, with respect to revenues, expenses, liabilities, contingent or otherwise, and intellectual property. There can be no assurance that the Company would be successful in overcoming these or any other significant risks encountered and the failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

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

     INTERNATIONAL OPERATIONS; CURRENCY FLUCTUATIONS. International sales represented approximately 34% of the Company's revenue for the nine months ended September 30, 1999. The Company currently has ten international wholly owned subsidiaries, primarily sales offices, which are located in the United Kingdom, France, Germany, Singapore, Australia, Japan, Canada, Holland, Spain and Sweden. One of the Company's strategies is to continue to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources. Traditionally, international operations are characterized by higher operating expenses and lower operating margins. As a result, if international revenues increase as a percentage of total revenue, operating margins may be adversely affected. Costs associated with international expansion include the establishment of additional foreign offices, the hiring of additional personnel, the localization and marketing of its products for particular foreign markets and the development of relationships with additional international service providers. If international revenue is not adequate to offset the expense of expanding foreign operations, the Company's business, operating results or financial condition could be materially adversely affected.

     As of the quarter ended September 30, 1999, the Company's international sales were primarily denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. Beginning in October 1999, the Company will invoice in currencies other than U.S. dollars, and as a result the Company has entered into hedging activities in order to minimize the exposure of the United States Dollar (USD) value of foreign currency denominated sales. As some revenues are denominated in currencies other than U.S. dollars, the Company will be subject to the risks associated with foreign exchange rate fluctuations.

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

     In 1999, the Company expects total costs for its Year 2000 remediation to be approximately $0.7 million which includes expenditures for consulting, equipment, and internal personnel, of which $0.6 million was incurred as of the quarter ended September 30, 1999. It is expected that the entire amount will be expensed in 1999. Although the Company is not currently aware of any material operational issues or costs associated with preparing its internal IT systems and non-IT systems for the Year 2000, the Company may experience material unanticipated problems caused by undetected errors in both technology utilized for our IT systems and vendors with whom Remedy does business. Any Year 2000 compliance problems of either the Company or its vendors could materially adversely affect the Company's business, results of operations, financial condition and prospects.

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

                                INTERNAL SYSTEMS

     The Company's internal systems include both its information technology (IT) and non-IT systems. The Company initiated an assessment of its internal IT systems including third-party software and hardware technology and its non-IT systems (such as its security system, building equipment and embedded microcontrollers) and retained an outside contractor to provide assistance. To the extent the Company has been unable to test the technology provided by third-party vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 compliant. As of September 30, 1999, the Company had substantially completed all such testing and vendor inquiries.

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

     As of the quarter ended September 30, 1999, all of the business processes deemed as critical to the proper functioning of the Company are believed to be Y2K compliant. This applies to the internal systems & software (IT and non-IT systems) in addition to the third parties with whom the Company does business. This is based on a combination of internal testing and responses to inquiries from vendors who supply products or services in support of the identified mission critical business processes. As of September 30, 1999, the Company's Y2K project team completed remediation efforts in areas that were deemed non mission critical. Additionally, the team will continually monitor suppliers of systems, software and services for updates and changes to their Y2K status and subsequent effects on the Company's internal business processes.

     The Company is in the process of putting in place a formal escalation program for post January 1, 2000 issues. The goals of this program are: (1) Initiation of a response, (2) Proper notification of both internal personnel and external vendors/suppliers and (3) Auditing capability. The completion of this program and associated processes is expected by October 1999.

     The Company has developed contingency plans to address certain key situations that may result if certain critical operations of the Company are ultimately found non-compliant in spite of the aforementioned reviews, inquiries and statements by vendors.

     Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation companies' Year 2000 compliance failures and related service interruptions.

     ADDITIONAL RISKS. The Company's business entails a variety of additional risks not mentioned above, such as Management of Growth; Dependence Upon Key Personnel, Expansion of Indirect Channels, Dependence on Proprietary Technology; Risks of Infringement and Product Liability which are set forth in the "Quantitative and Qualitative Disclosure About Market Risk" section of the Company's 1998 Report on Form 10-K filed with the Securities and Exchange Commission in March 1999.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

    NUMBER                       EXHIBIT DESCRIPTION
    ------                       -------------------
     27.1    Financial Data Schedule (Filed Electronically)

     (b) Reports on Form 8-K

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

Dated: November 9, 1999

                                 EXHIBIT INDEX

    NUMBER                       EXHIBIT DESCRIPTION
    ------                       -------------------
     27.1    Financial Data Schedule (Filed Electronically)