Form 10-K
period 1999-12-31
REMEDY CORP
filed 2000-03-30
CIK 936653

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                               (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                 WWW.REMEDY.COM
                         REGISTRANT'S INTERNET ADDRESS

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 2000 was approximately $1,642,541,291 (based on the last reported sale price of $63.156 on March 3, 2000 on the NASDAQ Stock Market).

    The number of shares of Common Stock outstanding as of March 3, 2000 was 30,597,275.

                      DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENT                            FORM 10-K REFERENCE
               --------                            -------------------
Proxy Statement for Registrant's Annual           Part III, Items 10-13
Meeting to be held on May 26, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               REMEDY CORPORATION

                    FISCAL YEAR 1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                    PART I
Item 1.     Business....................................................     3
Item 2.     Properties..................................................     9
Item 3.     Legal Proceedings...........................................     9
Item 4.     Submission of Matters to a Vote of Security Holders.........     9

                                   PART II
            Market for Registrant's Common Equity and Related
Item 5.     Stockholder Matters.........................................    10
Item 6.     Selected Financial Data.....................................    11
            Management's Discussion and Analysis of Financial Condition
Item 7.     and Results of Operations...................................    13
            Quantitative and Qualitative Disclosures about Market
Item 7A.    Risk........................................................    23
Item 8.     Financial Statements and Supplementary Data.................    24
            Changes in and Disagreements With Accountants on Accounting
Item 9.     and Financial Disclosure....................................    24

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........    25
Item 11.    Executive Compensation......................................    26
            Security Ownership of Certain Beneficial Owners and
Item 12.    Management..................................................    26
Item 13.    Certain Relationships and Related Transactions..............    26

                                   PART IV
            Exhibits, Financial Statement Schedules, and Reports on Form
Item 14.    8-K.........................................................    27
Signatures..............................................................    50

                                     PART I

     The discussion in this Form 10-K (10-K) contains forward-looking statements that involve risks and uncertainties. The statements contained in this 10-K that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The Company's actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 on page 13 and "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A on page 23 of this document. The risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-Q should also be reviewed.

ITEM 1. BUSINESS

OVERVIEW

     Remedy(R) Corporation ("Remedy" or the "Company") develops, markets and supports highly adaptable software products and solutions that simplify service-intensive business processes. Remedy, its partners and its customers can quickly adapt the robust out-of-the-box functionality of Remedy solutions as business requirements change. Customers establish a competitive advantage by responding rapidly and cost effectively to opportunities. Remedy solutions deliver the agility to accelerate the customer's unique eBusiness advantages. Remedy offers adaptable applications for eBusiness Infrastructure Management and Customer Relationship Management (eCRM). Remedy is one of the largest providers of enterprise solutions with over 8,400 customer sites in more than 70 countries, including over 60% of the Fortune 100.

     The Company was incorporated on November 20, 1990 in Delaware. The Company maintains its executive offices and principal facilities at 1505 Salado Drive, Mountain View, California 94043. Its telephone number is (650) 903-5200.

     Remedy shipped the first version of the Action Request System(R) product and foundation technology (AR System(TM)) in December of 1991. Customers most typically have started with a modest installation and over the years proliferate the solution throughout their enterprise. At the same time they add additional solutions. In addition to the eBusiness Infrastructure Management solutions provided by Remedy, the Company's customers and partners have had a long history of creating solutions on top of the AR System foundation to solve other types of service-intensive business processes. These solutions have included external customer service and support, project tracking, change management, purchase requisitions, product defect tracking, asset management, network and system management, and inventory management tracking. The Company has now created many out-of-the-box solutions in these areas and is continuing the proliferation strategy to existing customers as well as introducing the solutions to new customers.

     REMEDY SUCCESSES. The Company's solutions lead the industry in fastest customer deployment and lowest cost to deploy. Remedy also has been the leading innovator in the following areas of IT services innovation: web-based help desk, multi-tier help desk, distributed server technology, mobile client links, graphical service level management products, and ERP links for any service desk. The Company has a very high customer satisfaction rating; 97% of sites would recommend Remedy products to a colleague according to a third party survey.

     FAST PATH TO PRODUCTION. The Company's solutions design and licensing practices promote rapid deployment in meeting three of the most important eBusiness challenges: customer service, eProcurement and infrastructure management. While the GartnerGroup says that half of all client/server solutions exceed their expected completion times and budgets and almost two thirds take more than a year to finish, Remedy's philosophy and results are different. Remedy provides out-of-the-box enterprise solutions that can be quickly and easily adapted to unique requirements. The average Remedy installation is fully deployed in less than 45 days and our large enterprise installations are typically implemented in approximately 3 months.

     INTEGRATION WITH THIRD-PARTY SOFTWARE AND SYSTEMS. The Company's software is designed to integrate, generally without programming, with a wide variety of computer and telecommunication technologies and products, including desktop applications, telephony devices, hand-held devices, network management systems and legacy systems. The Company's solutions integrate with many of the most prevalent Windows, MAC and UNIX desktop applications, such as e-mail, document or media browsers, spreadsheets and document editors. The Company's software links with automatic call distributors and interactive voice response systems to simultaneously display customer profile and historical problem resolution data for the support personnel as the call is being answered. Workflow notifications, such as incident arrivals, transfers or delegations, and incident resolution notices, are frequently sent via e-mail, pagers, facsimile systems or voice response units. Network management outage alarms are sent from leading network management systems, such as Sun Microsystems' Solstice SunNet Manager or Hewlett Packard's HP OpenView, to AR System servers, automatically creating a problem report to be handled by the internal help desk staff. Separately installable links are sold by Remedy for Oracle, SAP and the Palm computing platform.

     ADAPTABLE EBUSINESS SOLUTIONS. Remedy provides a ready-to-deploy eBusiness foundation and solutions that are easy to change at will. Customers use the solutions as is, out-of-the-box or point-and-click to easily tailor them to specific company requirements. The concept is similar to spreadsheet software, which can be used as a simple tabular calculating platform or be modified to include sophisticated formulas and style changes to create unique solutions. Remedy's open architecture and versatility allow IT professionals to lead the eBusiness productivity effort. More importantly, Remedy's solutions are adaptable to meet most future requirements without costly programming.

PRODUCTS

     CORE PRODUCT SOLUTIONS. Remedy's primary core product solution is the AR System, a flexible foundation for automating complex business processes throughout the enterprise. Built for adaptability in a continuously changing business environment, the AR System allows for rapid prototyping and affordable applications. ARWeb(R) is Remedy's first Web deployment solution. It is a light client with quick access using an HTML base to leverage corporate intranets for cost-effective deployment of Remedy applications. Remedy Web(TM) was introduced in 1999 as a 100% Pure Java client for customers who require the highest possible user interface functionality from the browser. Remedy Service Level Agreements(TM) (SLA) solution helps managers track service quality and communicate that quality to their customers. By automating negotiated service commitments, SLA provides for proactive alerting, notification and measurement. Flashboards(R) application monitors service levels and tracks trends in internal operations using an intuitive graphical interface allowing for proactive management of service quality and commitments. Remedy's Distributed Server Option(TM) application expands any Remedy solution to multiple locations across the enterprise, enabling the automatic transfer of tracking data between AR System servers while maintaining consistent information throughout the environment. Remedy Approval Server(TM) provides a single web-based approval solution that streamlines approval cycles throughout an enterprise and across all Remedy solutions. The AR System reduces the cost of automating many internal business processes by using simple point-and-click methods to adapt the solution's workflow and tracking capability to the unique information, process and integration requirements of the customer's department or enterprise. The AR System is also the foundation for all of Remedy's out-of-the-box solutions, including those for eBusiness Infrastructure Management and Customer Relationship Management, as well as partner solutions and customer adaptations.

     EBUSINESS INFRASTRUCTURE SOLUTIONS (EBIS). Remedy has a number of eBIS solutions that link together to support eBusiness infrastructure. From initial procurement of an asset on through the IT function, the Remedy products link together to form an integrated value chain which is quick to install and adaptable as business needs change. The Remedy Help Desk(TM) application is a solution used for tracking and resolving IT support requests and problems. Using simple point-and-click methods, customers quickly adapt the application's workflow and tracking capability to the unique information, process and integration requirements of their department or enterprise. The help desk consists of integrated capabilities to help with problem management, problem resolution, change management, asset management and procurement. According to a survey conducted by the Aberdeen Group, Remedy is the worldwide leader in help desk software with nearly a 26% share of the internal help desk market -- more than twice that of our closest competitor. Remedy Change Management(TM) enables IT professionals to plan, track and implement changes quickly and efficiently, and creates a history log to help diagnose problems. Remedy Asset Management(TM) provides control over diverse IT assets to help reduce ownership costs, synchronize asset information across the enterprise and achieve a better return on investment. As part of an initiative to expand the Company's asset management practice, Remedy acquired Fortress Technologies, Inc. (Fortress) in September 1999. Fortress is a leading consulting asset management firm that enables Remedy to offer a complete set of lifecycle services to analyze customers IT management infrastructure. Purchasing@Work(TM) is designed to save customers time and money by utilizing their existing investments in corporate web-based Intranet or Internet applications by integrating into back office ERP systems. Purchasing@Work streamlines the purchasing process for non-production materials and services for better supplier management, realizing economies of scale and reducing maverick spending through the use of on-line catalogs.

     Remedy offers a broad range of Help Desk(TM) customer services, including the Remedy Rapid Results program. This program minimizes the necessary use of customer internal resources for setting up an internal help desk by using Remedy consultants. The program guarantees implementation in 15-days.

     CUSTOMER RELATIONSHIP MANAGEMENT. Remedy's eCRM solutions are developed and marketed to support web and client/server based solutions for acquisition and retention of long-term profitable customers. With nearly half of Remedy's current customer sites adapting the AR System for external support processes, Remedy has the largest installed base of customers in this market. In 1999 Remedy shipped a new product suite to offer an out-of-the-box solution for customers. This suite includes Remedy Customer Support for technical support, Remedy Quality Management for product quality assurance, Remedy Leads Management for opportunity and campaign management, and Sales Continuum for sales force automation. These are comprehensive applications for eCRM, which are designed for fast deployment and scalability from small companies to large enterprise use. To expand the eCRM product offering, the Company obtained sales force automation technology through the acquisition of Pipestream Technologies, Inc. in July 1999. Remedy's eCRM products are designed for fast deployment, and are extremely adaptable to our customers changing business needs.

TECHNOLOGY

     Remedy's solutions are unique in that they are all developed and deployed on a single, open process-automation eBusiness foundation- the Remedy Action Request System. This foundation is the common, central element of all Remedy solutions. It is highly scalable, adaptable and can automatically share data and business rules between solutions. It is the primary integration point among Remedy solutions and among these solutions and the products of other vendors. AR System product upgrades have backward compatibility without requiring solutions built upon it to be reworked.

     BROAD INTEGRATION AND PLATFORM SUPPORT. The open design and published, multi-threaded application programming interface (API) enables a wide range of integrations and extensions, including the Internet and World Wide Web, e-mail systems, automatic call distribution systems, integrated voice response systems, pagers, report writers, knowledge databases, case-based reasoning tools, network and system management platforms, transaction processing systems, enterprise resource planning (ERP) systems, corporate information (CIS) systems and other application suites. With its extremely broad platform support, Remedy's AR System server supports UNIX (e.g., Sun, HP, IBM,) and Windows NT as well as the database engines from the major relational database vendors (e.g., Oracle, Microsoft, Informix, Sybase, IBM). Remedy delivers the power of the workflow server to users via a broad range of clients, including Web browsers, Microsoft Windows 95/98/NT, Sun Microsystems' Java platform, OSF Motif and even leading-edge clients like 3Com's Palm and e-mail systems. The clients were designed in conjunction with well-known and respected usability specialists to help maximize the productivity of the application users. Remedy's AR System supports a "write once, run anywhere" architecture so applications can be built in one environment and deployed to multiple operating environments. In addition, any changes to the business rules or forms are automatically distributed to the clients, thereby eliminating software distribution costs. These adaptable applications can be compared to spreadsheets, which can be used as is or modified by changing formulas, moving and deleting items, and making stylistic changes. No coding is required to customize Remedy solutions, and non-IT professionals can do so.

     MULTI-TIER ARCHITECTURE. The multi-tier architecture of Remedy's AR System delivers high performance by combining the power of the latest relational databases with a customizable workflow server to deliver power to users where they need it. The Remedy architecture balances functionality among the following elements: client, workflow server, web-based application server and database server. The client is intentionally very thin, in an optimization to favor a web-centric system. The desktop client and workflow server communicate via industry standard protocols that allow clients to access servers over local area networks (LANs), wide area networks (WANs), and dial-up phone lines, without concern about mixed hardware or software environments.

     WEB CLIENTS. Web-based clients communicate with the Remedy Web(TM) Application Server using a combination of industry standard HTTP and a high-performing Remedy proprietary protocol, optimized to run light over the wire. Remedy's web-based products use industry standard web-based page technologies such as HTML, Javascript, and Java to allow Remedy's workflow to be delivered through all industry-standard web browsers.

     POINT-AND-CLICK DEVELOPMENT ENVIRONMENT. A major benefit of Remedy's architecture is that customizations and business rules are made with point-and-click simplicity without programming. While most enterprise solutions require procedural coding by highly trained consultants, Remedy solutions can be customized and extended through point-and-click interfaces without procedural programming. The Action Request System acts as a development environment, and generates the necessary code and database changes automatically. This advantage has been the hallmark of Remedy's "adaptable applications" throughout the history of the Company. Since most enterprise solutions cause an organization to incur huge consulting costs for maintenance and enhancements, Remedy solutions offer a significant and easily demonstrated advantage. Organizations use this adaptability to change the customer experience or business rules frequently, thereby achieving differentiation and cost savings. Organizations with Remedy-based solutions often use these point-and-click development capabilities in the same way they use Rapid Application Development (RAD) tools like Microsoft Visual Basic. Solutions are rapidly prototyped and developed for users, and there is extensive iteration in order to take into account new requirements or extensions. This style of development fits the eBusiness model well, and can be used to differentiate from competitors.

CUSTOMERS

     As of December 31, 1999, the Company had licensed its software to more than 4,600 customers at more than 8,400 sites, including over 60% of the Fortune 100. In 1999, no customer accounted for more than 10% of the Company's total revenue. Remedy serves many vertical industries, including computer, finance, government, semiconductor and telecom/network.

SALES AND MARKETING

     The Company markets its software and services through its regionally-based direct sales force, a headquarters-based direct telesales force and through its indirect sales channels, including value-added resellers (VARs), system integrators (SIs) and independent software vendors (ISVs). The Company has sales professionals in 9 offices throughout North America. Outside of North America, the Company sells its products primarily through indirect sales channels and direct sales professionals in 10 offices.

     Generally, the AR System and related applications and services are sold through a sales representative with occasional help from a systems engineer. Telesales representatives generally sell standard products and services and they pass large or more complicated deals on to regionally-based direct sales representatives.

     The Company's sales and marketing organization is complemented by indirect sales channels (VARs, SIs and ISVs), who license the Company's products at a discount for re-licensing, and may provide training, support and customer services to end users. The Company increased the number of channel partners from 160 to 181 in 1999. The Company's indirect sales as a percentage of revenue may adversely affect the Company's average selling prices and gross margins due to somewhat lower unit prices that the Company receives when selling through indirect channels.

     The Company's marketing organization provides leads to members of the sales organization, and raises awareness of the Company among target decision-makers. Leads are primarily generated through advertising, seminars, trade shows, telesales and the Company's web site. To generate awareness, the Company conducts comprehensive marketing awareness programs that include advertising, public relations, user group meetings and ongoing customer communications programs. In the last year, the marketing organization has launched a new corporate branding campaign emphasizing Remedy's short implementation times.

     For a geographical explanation of sales, see Note 16 of Notes to Consolidated Financial Statements in Item 14 on page 48.

PROFESSIONAL SERVICES

     The Company's professional services organization provides customers with consulting, education and customer support services. The Company believes that providing a high level of customer service and technical support is critical to customer satisfaction and the Company's growth. The organization also trains the Remedy partner community for the delivery of these services.

     CONSULTING SERVICES. Consulting services consist of assisting customers in a wide range of activities, from application designs, implementations and re-architecting existing applications to align with company business practices and strategy. The Company has been adding consultants focused on requirements analysis, project management and implementation for large enterprise projects. Fees for consulting services are generally charged separately from the Company's software products. Remedy also has trained 245 Remedy Approved Consultants
(RACs) who work for 73 Remedy Partners in 24 countries.

     CUSTOMER SUPPORT SERVICES. In providing technical support to customers, the Company uses its own products extensively. Most of the Company's customers currently have support agreements with the Company and over 90% renew their contracts on a yearly basis. The Company offers telephone, electronic mail, Web and fax support through its support services staff. Additional customer support is provided in the United States and particularly in international markets by the Company's VARs, SIs, and ISVs. Initial product license fees do not include software maintenance. As part of their annual maintenance fee, customers are entitled to receive software upgrades, maintenance releases and support for licensed products.

     EDUCATIONAL SERVICES. An important piece of the Company's strategy is to offer comprehensive training to customers. Classes are offered through in-house facilities at the Company's offices in Pleasanton, California, Columbia, Maryland and Bracknell, in the United Kingdom. Courses are also available from more than 33 Approved Education Partners around the world. Educational Services also provides on-site training and customized training services. In 1999, the Company and its partners trained almost 14,000 people. Fees for educational services are charged separately from the Company's software products.

RESEARCH AND DEVELOPMENT

     Since its inception, the Company has made substantial investments in research and development. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. The Company has recently expanded its existing product offerings to introduce new products. In the development of new products and enhancements to existing products, the Company uses its own platform of products exclusively. Although the Company expects that certain of its new products will be developed internally, the Company may, based on timing and cost considerations, acquire technology and/or products from third parties or consultants. The Company's total expenses for research and development for fiscal years 1999, 1998 and 1997 were $40.9 million, $33.7 million and $21.2 million, respectively.

COMPETITION

     The market for Remedy's products is intensely competitive and subject to rapid change. The Company expects the number of competitors to continue increasing with the Company's expansion into eCRM and eBusiness Infrastructure Management markets. The Company encounters competition from a number of sources, including:

     (i) other software companies, including:

        - providers of eBusiness Infrastructure Management Solutions such as Peregrine Systems, Inc., Ariba Inc. and Concur Technologies, Inc.,

        - providers of customer relationship software such as Onyx Software Corp., Clarify Inc. (a wholly owned subsidiary of Nortel), and Pivotal Corp;

     (ii) third-party professional services organizations that develop custom software

     (iii) management information systems departments or outsourcers that develop custom software

     In addition, because there are relatively low barriers to entry in the software market, the Company expects additional competition from other established and emerging companies as the software market continues to develop and expand. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Some of the Company's current, and many of the Company's potential, competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. The Company also expects that competition could continue to increase as a result of industry consolidations (e.g. Nortel and Clarify). In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

     The Company believes that the market for eCRM and eBusiness Infrastructure Management solutions has historically not been well served by the application software industry, particularly in the mid-tier, which has been characterized by large-scale implementations requiring long implementation times and low success rates. The Company believes the increasing need for customers to manage their procurement and the proliferation of web applications has opened the door to a large number of Internet start-ups with few successful implementations to date.

     The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scalability, implementation times, ability to integrate with third party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support and effectiveness of sales and marketing efforts. Although the Company believes that it currently competes favorably against current and potential competitors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company.

SEASONALITY

     The Company's business has experienced and is expected to continue to experience a level of seasonality, in part due to customer buying patterns. In recent years, the Company has generally had weaker demand in the quarter ending in March when compared to the quarters ending in June, September and December. The Company believes this pattern will continue, and accordingly anticipates total revenue and net income in the quarter ending March 31, 2000 will be lower than in the quarter ended December 31, 1999.

EMPLOYEES

     As of December 31, 1999, the Company employed 977 persons, including 346 in sales and marketing, 217 in professional services, 247 in research and development and 167 in general and administrative. Of the Company's employees 114 are located in Europe, 16 in the Pacific Rim, and the remainder in North America. The Company's future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract and retain such personnel in the future. None of our employees is represented by a labor union (other than statutory unions required by law in certain European countries). We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. PROPERTIES

     The Company's principal administrative, sales and marketing facility is located in approximately 51,000 square feet of space in Mountain View, California. This facility is subleased to the Company through June 2001. The Company also leases two other facilities of approximately 43,000 square feet each in Mountain View, California, through October 2005. The Company's support center is located in three facilities totaling approximately 100,000 square feet in Pleasanton, California. These facilities are leased to the Company through the year 2000 and 2006. The Company also leases office space in Maryland, New Jersey, Virginia, Colorado, Illinois, Georgia, Texas, the United Kingdom, Germany, France, Spain, Italy, the Netherlands, Sweden, Singapore, Australia and Japan. The Company believes that the existing facilities are adequate to meet current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has been traded on the NASDAQ National Market(R) under the symbol "RMDY" since March 17, 1995. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of the Company's Common Stock as reported by the NASDAQ National Market.

                                                              HIGH      LOW
                                                             ------    ------
Fiscal 1999:
  Fourth Quarter...........................................  $49.44    $26.50
  Third Quarter............................................  $28.38    $19.63
  Second Quarter...........................................  $26.88    $10.62
  First Quarter............................................  $22.94    $13.13

Fiscal 1998:
  Fourth Quarter...........................................  $15.94    $ 7.56
  Third Quarter............................................  $19.69    $ 8.13
  Second Quarter...........................................  $25.50    $15.50
  First Quarter............................................  $22.50    $12.63

     On March 3, 2000 the closing sale price of the Company's Common Stock was $63.156 per share. On that date, there were 143 holders of record.

DIVIDENDS

     The Company has never paid cash dividends on its capital stock and does not expect to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The consolidated balance sheet data and consolidated statements of income data as of and for each of the five years in the period ended December 31, 1999 have been derived from the audited Consolidated Financial Statements of the Company.

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          1999        1998        1997       1996       1995
                                        --------    --------    --------    -------    -------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF INCOME
  DATA:
  Total revenue.......................  $228,933    $157,420    $129,184    $80,635    $40,117
  Non-recurring charges(2)............        --       3,104          --         --         --
  Goodwill and intangible
     amortization(2)..................     4,072         446          --         --         --
  Income from operations..............    38,850      23,733      38,475     23,707     10,189
  Net income..........................    29,523      18,977      27,290     16,824      7,561
  Basic net income per share(1).......  $   1.02    $   0.66    $   0.99    $  0.64    $  0.32
  Diluted net income per share(1).....  $   0.95    $   0.63    $   0.89    $  0.56    $  0.27
  Shares used in computing basic per
     share amounts(1).................    28,916      28,722      27,614     26,365     23,439
  Shares used in computing diluted per
     share amounts(1).................    31,062      29,901      30,524     30,031     27,642

SUPPLEMENTAL DATA (UNAUDITED):
  Net income before goodwill and
     intangible amortization and non-
     recurring charges (net of tax)...    32,267      21,249      27,290     16,824      7,561
  Diluted net income per share before
     goodwill and intangible
     amortization and non-recurring
     charges(1).......................  $   1.04    $   0.71    $   0.89    $  0.56    $  0.27

                                                         AS OF DECEMBER 31,
                                       -------------------------------------------------------
                                         1999        1998        1997        1996       1995
                                       --------    --------    --------    --------    -------
                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and
     short-term investments..........  $172,418    $136,637    $133,833    $ 86,757    $56,186
  Working capital....................   177,813     136,813     138,102      87,718     60,767
  Total assets.......................   287,487     213,500     181,616     119,434     74,733
  Long-term obligations..............        23         127         502         513        324
  Total stockholders' equity.........  $214,540    $160,704    $148,072    $ 92,497    $63,131

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

(2) For an explanation of non-recurring charges and goodwill and intangible amortization, see Note 14 of Notes to Consolidated Financial Statements.

                 SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                      1999 SUMMARY BY QUARTER
                                                  ----------------------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   TOTAL YEAR
                                                    FIRST      SECOND        THIRD          FOURTH         1999
                                                  ---------   --------   -------------   ------------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenue...................................   $42,399    $53,036       $60,864        $72,634       $228,933
Gross profit....................................    33,808     42,457        49,093         59,570        184,928
Goodwill and intangible amortization(1).........       748        713         1,149          1,462          4,072
Income from operations..........................     3,681      8,096        11,628         15,446         38,850
Net income......................................     3,196      6,224         8,574         11,529         29,523
Basic net income per share......................   $  0.11    $  0.22       $  0.30        $  0.39       $   1.02
Diluted net income per share....................   $  0.11    $  0.21       $  0.27        $  0.36       $   0.95
Shares used in computing basic per share
  amounts.......................................    28,498     28,650        28,839         29,676         28,916
Shares used in computing diluted per share
  amounts.......................................    30,047     30,252        31,608         32,340         31,062

SUPPLEMENTAL DATA (UNAUDITED):
Net income before goodwill and intangible
  amortization and non-recurring charges (net of
  tax)..........................................     3,697      6,702         9,344         12,523         32,267
Diluted net income per share before goodwill and
  intangible amortization and non-recurring
  charges.......................................   $  0.12    $  0.22       $  0.30        $  0.39       $   1.04

                                                                      1998 SUMMARY BY QUARTER
                                                  ----------------------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   TOTAL YEAR
                                                    FIRST      SECOND        THIRD          FOURTH         1998
                                                  ---------   --------   -------------   ------------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenue...................................   $30,599    $36,613       $40,117        $50,091       $157,420
Gross profit....................................    24,328     30,634        33,478         41,309        129,749
Non-recurring charges(1)........................        --         --            --          3,104          3,104
Goodwill and intangible amortization(1).........        --         --            --            446            446
Income from operations..........................     2,260      6,061         8,369          7,043         23,733
Net income......................................     2,364      4,803         6,224          5,586         18,977
Basic net income per share......................   $  0.08    $  0.17       $  0.22        $  0.20       $   0.66
Diluted net income per share....................   $  0.08    $  0.16       $  0.21        $  0.19       $   0.63
Shares used in computing basic per share
  amounts.......................................    28,776     29,035        28,688         28,387         28,722
Shares used in computing diluted per share
  amounts.......................................    30,231     30,598        29,574         29,199         29,901

SUPPLEMENTAL DATA (UNAUDITED):
Net income before goodwill and intangible
  amortization and non-recurring charges (net of
  tax)..........................................     2,364      4,803         6,224          7,858         21,249
Diluted net income per share before goodwill and
  intangible amortization and non-recurring
  charges.......................................   $  0.08    $  0.16       $  0.21        $  0.27       $   0.71

---------------
(1) For an explanation of non-recurring charges and goodwill and intangible amortization, see Note 14 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially from the results discussed herein. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors That May Affect Future Operating Results" on page 18 and "Quantitative and Qualitative Disclosures about Market Risk" on page 23.

     The following table sets forth, as a percentage of total revenue, consolidated statements of income data for the periods indicated.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
REVENUE:
  Product...................................................   62%     64%     71%
  Maintenance and service...................................   38%     36%     29%
                                                              ---     ---     ---
          Total revenue.....................................  100%    100%    100%
COSTS AND EXPENSES:
  Cost of product revenue...................................    3%      3%      3%
  Cost of maintenance and service revenue...................   16%     15%     12%
  Research and development..................................   18%     21%     16%
  Sales and marketing.......................................   39%     38%     33%
  General and administrative................................    5%      6%      6%
  Non-recurring charges.....................................   --       2%     --
  Amortization of goodwill and other intangibles............    2%     --      --
                                                              ---     ---     ---
          Total costs and expenses..........................   83%     85%     70%
Income from operations......................................   17%     15%     30%
Interest income and other, net..............................    2%      4%      3%
                                                              ---     ---     ---
Income before provision for income taxes....................   19%     19%     33%
Provision for income taxes..................................    6%      7%     12%
                                                              ---     ---     ---
Net income..................................................   13%     12%     21%
                                                              ===     ===     ===

REVENUE

     Total revenue was $228.9 million, $157.4 million and $129.2 million in 1999, 1998 and 1997, respectively, representing increases of 45% from 1998 to 1999 and 22% from 1997 to 1998. The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition", as amended. The Company derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes and rights to upgrades on a when-and-if available basis for a stated term of generally one year. Services range from installation, training and basic consulting to software modification to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, support and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on objective evidence which is specific to the Company.

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected.

     Revenue allocable to support is recognized on a straight-line basis over the periods in which the support is provided.

     Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, revenue under the arrangement is recognized using contract accounting. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

     The Company distributes the majority of its products through its direct sales organization, which is complemented by indirect sales channels, including value-added resellers (VARs), system integrators (SIs) and independent software vendors (ISVs). Billings derived through indirect channels accounted for approximately 46% of the Company's total revenue in 1999 as compared to 48% in 1998 and 44% in 1997. The Company expects that billings derived through indirect channels, while growing in absolute dollar amounts, will continue to fluctuate as a percentage of total billings.

     International sales accounted for 34% of total revenue in 1999, as compared to 38% in 1998 and 37% in 1997. A majority of international sales are denominated and collected in U.S. currency, however, the Company began multi-currency invoicing of customers during the fourth quarter of 1999. The majority of international sales were made in Europe, with lower amounts in Canada, the Pacific Rim and Latin America. Currently the Company maintains sales offices in the United Kingdom, Canada, Germany, France, Spain, Italy, the Netherlands, Sweden, Singapore, Australia and Japan. In October 1998, the Company set up Remedy Software International Limited (RSIL) in Ireland. From this location, the Company ships its products to customers in Europe, the Middle East and Africa. The Company also expects to increase the staffing levels of its international based operations in 2000. Due to a substantial majority of the Company's international sales through indirect channels, any material increase in the Company's international sales as a percentage of total revenue may adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels.

     PRODUCT REVENUE. The Company currently derives substantially all of its product revenue from licenses of the Action Request System and applications which are built upon the AR System foundation. Revenue from product licenses was $141.5 million, $101.1 million and $92.1 million in 1999, 1998 and 1997, respectively. This represents increases of 40% from 1998 to 1999 and 10% from 1997 to 1998. The growth of revenue in absolute dollars is largely a result of the Company's sales and marketing efforts and the increased acceptance of the Company's Action Request System and Information Technology Service Management adaptable applications in both U.S. and international markets. The Company intends to continue to enhance its current software products as well as to develop new products. As a result, the Company anticipates that revenue from product licenses will continue to represent a substantial majority of its revenue in the foreseeable future.

     MAINTENANCE AND SERVICE REVENUE. The Company derives its maintenance and service revenue from support, consulting and training services provided to customers. Maintenance and service revenue was $87.5 million, $56.3 million and $37.1 million in 1999, 1998 and 1997, respectively, representing increases of 55% from 1998 to 1999 and 52% from 1997 to 1998. The growth of maintenance and service revenue in absolute dollars is primarily due to the renewal of maintenance contracts after the initial one-year term and increased licensing activity, which has resulted in increased revenue from ancillary sources such as maintenance, support, training and consulting services. Although prior years' licensing growth has resulted in increased revenue from maintenance and support, training and consulting services, the Company expects that prior growth rates of the Company's installed base and, consequently, in the Company's service revenue, may not be sustainable in the future.

COST AND EXPENSES

     COST OF PRODUCT REVENUE. Costs of product revenue consist primarily of the costs related to product media and duplication, manuals, packaging materials, personnel, shipping expenses and royalties paid to third-party vendors. Cost of product revenue was $6.9 million, $4.5 million and $3.3 million in 1999, 1998 and 1997, respectively, representing 5% of the related product revenue for 1999 and 4% for 1998 and 1997. The increase in cost of product revenue as a percentage of product revenue to 5% in 1999 from 4% in 1998 and 1997, primarily relates to fixed costs associated with the release of new products. The increases in absolute dollar amount of cost of product revenue in each successive year reflect the higher volumes of product shipped in each year. Cost of product revenue does not include amortization of capitalized software development costs as all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred. See Note 2 of Notes to Consolidated Financial Statements.

     COST OF MAINTENANCE AND SERVICE REVENUE. Costs of maintenance and service revenue consist primarily of personnel related costs incurred in providing telephone support, consulting services and training to customers. Cost of maintenance and service revenue was $37.1 million, $23.2 million and $15.2 million in 1999, 1998 and 1997, respectively, representing 42% of the related maintenance and service revenue for 1999 and 41% in 1998 and 1997. Cost of maintenance and service revenue as a percentage of total revenue increased due to the higher cost associated with supporting enterprise customers through maintenance, training and consulting. Cost of maintenance and service revenue in absolute dollars increased significantly, primarily due to costs from increased personnel and third-party implementation providers, including Remedy Approved Consultants (RACs), as the Company continues to invest in its customer support and consulting organizations. The Company believes that cost of maintenance and service revenue will increase in absolute dollar amounts in the future.

     RESEARCH AND DEVELOPMENT. Research and development costs relate to the personnel and equipment costs associated with maintaining and enhancing existing product lines as well as developing new product lines to meet the expanding range of customer requirements. Research and development expenses were $40.9 million, $33.7 million and $21.2 million, or 18%, 21% and 16% of total revenue in 1999, 1998 and 1997, respectively. The decrease in research and development expenses as a percentage of total revenue from 1998 to 1999 primarily relates to a smaller increase in research and development employee headcount of 17% from 1998 to 1999, compared to a 28% increase from 1997 to 1998. Research and development expenses as a percentage of total revenue increased from 1997 to 1998 primarily due to personnel costs associated with the 28% increase in headcount. The increases in research and development expenses in absolute dollar amounts in each successive year is primarily attributable to increased staffing, outside contractors and associated support for software engineers required to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in absolute dollar amounts in the future.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel, as well as promotional expenses. Sales and marketing expenses were $88.8 million, $59.3 million and $42.6 million, or 39%, 38% and 33% of total revenue, in 1999, 1998 and 1997, respectively. The increases in sales and marketing expenses in both absolute dollar amounts and as a percentage of total revenue were primarily due to the Company increasing sales and marketing resources and marketing activities, including trade shows and promotional activities, to further promote the Company's new and existing products. The Company believes that sales and marketing expenses will continue to increase in absolute dollar amounts in the future as the Company plans to further promote the sales of its expanding product lines.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of the salaries and related expenses for executive and finance personnel, professional fees and other corporate expenses. General and administrative expenses were $12.3 million, $9.4 million and $8.4 million in 1999, 1998 and 1997, respectively, or 5% of total revenue in 1999 and 6% of total revenue in 1998 and 1997. General and administrative expenses as a percentage of total revenue decreased to 5% in 1999 from 6% in 1997 and 1998 primarily due to a decrease in general and administrative employees as a percentage of total employees and the leveraging of resources and technology. The increases in absolute dollar amounts in each successive year were primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in absolute dollar amounts in the future as the Company expands its staffing.

     NON-RECURRING CHARGES. In October 1998, the Company acquired BayStone Software, Inc., a privately held provider of a suite of customer support, quality assurance and opportunity management and telesales automation applications for rapidly growing businesses. A total of $3.1 million was expensed in the Company's final fiscal quarter of 1998 related to the acquisition. This was comprised of purchased in-process research and development of $1.5 million and approximately $1.6 million in other merger related expenses, including $1.1 million for subsequent personnel severance and outplacement expenses and $0.5 million for other indirect costs of the acquisition. See Note 14 of Notes to Consolidated Financial Statements.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles relates to the purchase of BayStone Software, Inc. in October 1998, the purchase of Pipestream Technologies, Inc. in July 1999 and the purchase of Fortress Technologies, Inc. in September 1999. Goodwill and other intangibles, which consist of $22.5 million of goodwill and $0.8 million of acquired workforce valuation are being amortized on a straight-line basis over a period of four years from the date of acquisition. Amortization expenses were $4.1 million and $0.4 million in 1999 and 1998, respectively. Amortization expense related to the three acquisitions is expected to be approximately $5.9 million, for each of the twelve-month periods ended December 31, 2000 and December 31, 2001, respectively. See Notes 4 and 14 of Notes to Consolidated Financial Statements.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net which consists primarily of interest income earned on the Company's cash and short term investments, was $5.0 million, $5.9 million and $4.2 million in 1999, 1998 and 1997, respectively. The decrease from 1998 to 1999 relates primarily to a foreign exchange loss in 1999 of $0.5 million compared to a foreign exchange gain of $0.3 million in 1998. The increase from 1997 to 1998 was primarily due to larger short term investment balances maintained throughout 1998.

     PROVISION FOR INCOME TAXES. The effective tax rate for the year ended December 31, 1999 was 33%. The effective tax rate for the years ended December 31, 1998 and 1997 was 36%. The effective tax rate differs from the federal statutory rate due primarily to state income taxes, offset by tax-exempt interest income and research and development tax credits. The decrease in the effective tax rate in 1999 from 1998 and 1997 relates to a larger realization of the research and development tax credit and lower state taxes. See Note 12 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities in 1999, 1998 and 1997 was $46.9 million, $29.1 million and $41.1 million, respectively, of which net income was a significant component in each year. In all three years, cash from operations was used to support the Company's working capital requirements, as such requirements expanded, and in all three years the Company experienced significant growth in receivables, accompanying the Company's increased sales volumes, partially offset by growth in deferred revenue balances.

     During 1999, the Company began investing in forward and simple purchase option contracts to hedge the risk associated with a newly implemented plan of multi-currency invoicing. Cash used for simple purchase option contracts was approximately $29,000 for the year ended December 31, 1999. The Company intends to continue to use forward and simple purchase option contracts to minimize the exposures to the United States Dollar (USD) value of foreign currency denominated sales, and as non USD denominated international revenues increase, the cash used to purchase these option contracts may increase. See Note 6 of Notes to Consolidated Financial Statements.

     Net cash used in investing activities in 1999, 1998 and 1997 was $70.7 million, $33.1 million and $24.4 million, respectively. The increase in the Company's net cash used in investing activities for the years ended December 31, 1999 and 1998 is primarily due to net short-term investment purchases, cash used to acquire businesses as well as property and equipment expenditures.

     Purchases of short-term investments exceeded maturities by $47.5 million, $14.4 million and $16.3 million in 1999, 1998 and 1997, respectively.

     Cash paid to acquire businesses in 1999 and 1998 amounted to $11.0 million and $10.4 million, respectively. The $11.0 million in 1999 was comprised of $4.5 million to acquire Pipestream Technologies, Inc. and $6.5 million to acquire Fortress Technologies, Inc. The $10.4 million in 1998 relates to the acquisition of BayStone Software, Inc. See Note 14 of Notes to Consolidated Financial Statements.

     During 1999, the Company also made an equity investment of $2.0 million in Managemark Software Inc., previously On-The-Go Software Inc., an independent software vendor.

     Cash used to purchase property and equipment, primarily for computer workstations, capitalized internal use software, leasehold improvements and file servers for the Company's growing employee base was $10.2 million, $8.3 million and $8.2 million, in 1999, 1998 and 1997, respectively. The Company expects that the rate of purchases of property and equipment will continue to increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on its facilities and its telephone system. See Note 5 of Notes to Consolidated Financial Statements.

     Net cash provided by financing activities in 1999 was $12.1 million compared to $7.5 million used by financing activities in 1998 and $14.1 million provided by financing activities in 1997. This comparative increase of $19.6 million from 1998 to 1999 is due to proceeds of $30.1 million from the issuance of common stock under the employee stock purchase and stock option plans netted with the repurchase of approximately 900,000 shares of common stock at a cost of $17.3 million and capital lease principal payments of $0.7 million during 1999, compared with proceeds of $6.6 million from the issuance of common stock under the employee stock purchase and stock option plans netted with the repurchase of approximately 1.1 million shares of common stock at a cost of $14.0 million and capital lease payments of $0.2 million during 1998. The comparative decrease of $21.6 million from 1997 to 1998 is primarily due to $7.8 million less cash raised in 1998 from the issuance of common stock under the employee stock purchase and stock option plans as well as the additional expenditure of $14.0 million to repurchase shares of common stock.

     On August 5, 1998, the Board of Directors (Board) authorized management of the Company to repurchase up to 3 million shares or approximately 10 percent of the Company's outstanding shares of common stock over the next twelve months. On August 5, 1999, the Board authorized the Company to continue the share repurchase program for an additional six months through February 2000. The Company has purchased the shares on the open market from time to time, depending on market conditions. The repurchases have been funded by the Company's cash and short-term investments. As of December 31, 1999, the Company had repurchased a total of approximately 2 million shares of the Company's stock at an average price of $15.62 for approximately $31.3 million.

     At December 31, 1999, the Company had $47.3 million in cash and cash equivalents, $125.1 million in short-term investments and $177.8 million of working capital.

     The Company believes that its current cash and short-term investment balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. In addition, the Company may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Consequently, significant future growth may require the Company to obtain additional equity or debt financing.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activity", which was subsequently amended by

Statement No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging
Activities: Deferral of Effective Date of SFAS 133" to require adoption of SFAS 133 in years beginning after June 15, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. The Company adopted SFAS 133 during the quarter ended September 30, 1999 and subsequently implemented a hedging program related to multi-currency invoicing. The adoption of SFAS 133 did not have a material effect on the Company's financial statements as of December 31, 1999. See Note 6 of Notes to Consolidated Financial Statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB 101.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as increased competition, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rate fluctuations and general economic factors. The Company operates with no significant order backlog because its software products typically are shipped or electronically downloaded over the Web shortly after orders are received. Furthermore, the Company has often recognized a substantial portion of its revenue in the last month of a quarter, with this revenue frequently concentrated in the last weeks of a quarter. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter and revenue for any future quarter is not predictable with any significant degree of certainty. Product revenue is also difficult to forecast because the market for software products is rapidly evolving, and the Company's sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of the Company's expenses varies with its revenue. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     DEPENDENCE ON NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE; RISK OF PRODUCT BUGS. The client/server and web-based application software market is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. In 1999, the Company invested significant resources into the research and development, sales and marketing of software applications. The Company is continuing to invest heavily in these efforts in 2000. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and customer requirements, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. If the new products currently being developed by the Company do not achieve market acceptance or are not released when expected, the Company's business, operating results and financial condition will be materially adversely affected. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements after their introduction and has experienced delays or lost revenue during the period required to correct these errors. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     MANAGEMENT OF GROWTH; DEPENDENCE UPON KEY PERSONNEL. The Company has recently experienced a period of significant growth that has placed a strain upon its management systems and resources. The Company recently implemented a number of new financial and management controls, reporting systems and procedures. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's current executive officers could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

     INTERNATIONAL OPERATIONS. International sales represented approximately 34% of the Company's revenue in 1999. The Company currently has eleven international wholly owned subsidiaries, which are primarily sales offices, and are located in the United Kingdom, Canada, Germany, France, Spain, Italy, the Netherlands, Sweden, Singapore, Australia and Japan. One of the Company's strategies is to continue to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources. Traditionally, international operations are characterized by higher operating expenses and lower operating margins. As a result, if international revenues increase as a percentage of total revenue, operating margins may be adversely affected. Costs associated with international expansion include the establishment of additional foreign offices, the hiring of additional personnel, the localization and marketing of its products for particular foreign markets and the development of relationships with additional international service providers. If international revenue is not adequate to offset the expense of expanding foreign operations, the Company's business, operating results or financial condition could be materially adversely affected.

     The Company's international operations are subject to other risks inherent in international business activities and generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, product acceptance in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and general economic conditions in such countries. There can be no assurance that such factors will not have a material adverse effect on the

Company's future international sales and, consequently, the Company's results of operations. In addition, because a substantial majority of the Company's international sales are indirect, any material increase in the Company's international sales as a percentage of total revenue may adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels.

     PRODUCT CONCENTRATION. The Company currently derives the majority of its revenue from licenses of the AR System, the applications Remedy provides, which are built upon the AR System foundation, and related services. Broad market acceptance of the Company's products is critical to the Company's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of the AR System foundation and applications as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of the AR System foundation and other applications, specifically eCRM and eBusiness Infrastructure Management applications. There can be no assurance that the Company will continue to be successful in marketing the AR System or any new or enhanced products or applications. In 1999, the Company invested significant resources into the research and development, sales and marketing of new software applications. However, the Company believes that its success in expanding its product line will depend largely on new products achieving market acceptance and technological competitiveness.

     EXPANSION OF INDIRECT CHANNELS. An integral part of the Company's strategy is to continue to develop the marketing channels of value-added resellers
(VARs), system integrators (SIs) and independent software vendors (ISVs). VARs, SIs and ISVs accounted for approximately 46% of the Company's total revenue in 1999. If these marketing channels increase as a percentage of sales, the Company's operating margins may be adversely affected due to the lower unit prices that the Company receives when selling through indirect channels. There can be no assurance that the Company will be able to attract VARs, SIs and ISVs that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. In addition, the Company's agreements with VARs, SIs and ISVs are not exclusive and in many cases may be terminated by either party without cause, and many of the Company's VARs, SIs and ISVs carry competing product lines. Therefore, there can be no assurance that any VAR, SI or ISV will continue to represent the Company's products, and the inability to recruit, or the loss of important VARs, SIs or ISVs could adversely affect the Company's results of operations.

     The Company intends to rely on third-party implementation providers, including integration consulting firms and Remedy Approved Consultants (RACs), to assist with the implementation of its products in large enterprise customers and in the training of personnel within such enterprises, in order to meet the demand for implementation of the Company's product from large enterprise customers. As it is the Company's strategy to increase its sales to enterprise customers and to use third party service providers to service such customers, the Company's operating margins may be lower as a result of the higher expenses associated with engaging such third party service providers.

     EURO CONVERSION. The Company is aware of the issues associated with the changes in Europe aimed at forming a European Economic and Monetary Union (EMU). On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). On that day, the Euro became a functional legal currency within these countries and over the next three years, business in the EMU member states will be conducted in both the existing national currency and the Euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the legacy currencies, so that the legacy currencies will no longer be legal tender for any transactions, making the conversion to the Euro complete. The Company recognizes that by January 1, 2002, all its customers in the participating countries in Europe will need to have converted all the values in their databases to the Euro, having previously reflected all values in the appropriate local currencies. At this time, it is not possible to summarize the potential costs associated with addressing any Euro conversion issues and there can be no assurance that these issues and their related costs will not have a materially adverse effect on the Company's business, operating results and financial position. However, based on progress to date, the Company believes that the use of the Euro will not have a significant impact on the manner in which it conducts its business. Accordingly, conversion to the Euro is not expected to have a material effect on the Company's financial position, results of operations or liquidity.

     GENERAL ECONOMIC AND MARKET CONDITIONS. During recent years, segments of the personal computer industry have experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. The Company's operations may in the future experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results or financial condition.

     DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT. The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company presently has two patent applications pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies primarily on "shrink wrap" (out-of-the-box or off-the-shelf sales) and "click wrap" (electronic sales transmitted via the internet) licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company is not aware that any of its products infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     PRODUCT LIABILITY. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. In selling its products, the Company relies primarily on "shrink wrap" (out-of-the-box or off-the-shelf sales) and "click wrap" (electronic sales transmitted via the internet) licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of certain jurisdictions. For these and other reasons, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

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

     LIMITED OPERATING HISTORY; FUTURE OPERATING RESULTS UNCERTAIN; NEED TO INCREASE SALES FORCE. The Company was incorporated in November 1990 and began shipping products in December 1991. Although the Company has experienced significant absolute dollar growth in revenue in recent years, there can be no assurance that the prior growth rates are sustainable or indicative of future operating results or that the Company will remain profitable on a quarterly or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales organization and indirect distribution channels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenue derived from indirect channels, which may have lower gross margins than direct sales. In particular, the Company intends to hire a significant number of additional sales personnel in 2000 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. The Company increased the size of its sales organization from 100 to 157 in 1997, from 157 to 189 in 1998 and from 189 to 242 in 1999. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified sales persons. If the Company is unable to hire such personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected. The Company intends to invest significantly in its business in order to maintain a competitive position and as a result, current operating margins may not be sustainable in the future.

     YEAR 2000. The "Year 2000 problem" relates to the potential for computer systems to improperly recognize date sensitive information in the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     In 1999, the Company spent $0.7 million for its Year 2000 remediation which included expenditures for consulting, equipment and internal personnel. Subsequent to the rollover to the Year 2000, the Company is not aware of any material Year 2000 operational issues or costs associated with its internal IT systems and non-IT systems or its products and the Company does not expect to experience any in the future. The Company may potentially experience unanticipated post Year 2000 problems caused by undetected errors in both technology utilized for IT systems and vendors with whom Remedy does business. Year 2000 compliance teams will continually monitor suppliers of systems, software and services for any subsequent post Year 2000 effects on the Company's internal business processes. Any post Year 2000 compliance problems of either the Company or its vendors could materially adversely affect the Company's business, results of operations, financial condition and prospects.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. As stated in its policy, the Company is averse to principal loss and seeks to preserve its invested funds by limiting issuer risk, default risk, liquidity risk and interest rate risk. The Company limits issuer risk by placing its investments with high credit quality issuers and, by policy, limiting the amount of credit exposure to any one issuer. The Company mitigates default and liquidity risks by investing in only high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company mitigates interest rate risk by only allowing suitable investments to be made in taxable and non-taxable U.S. as well as foreign instruments. The tables below present the carrying value, market value and related weighted average interest rates for the Company's investment portfolio as of December 31, 1999 and December 31, 1998. All investments in aggregate have a weighted average remaining maturity of less than one year at any given point in time.

                                                    CARRYING     MARKET        AVERAGE
             AS OF DECEMBER 31, 1999                 VALUE       VALUE      INTEREST RATE
             -----------------------                --------    --------    -------------
Investment Securities (in thousands):
  Cash Equivalents -- fixed rate..................  $    534    $    534        5.19%
  Short-term investments -- fixed rate............   125,116     124,761        5.01%
                                                    --------    --------        ----
  Total investment securities.....................   125,650     125,295        5.01%
Money market funds................................    20,417      20,417        4.79%
                                                    --------    --------        ----
Total interest bearing instruments................  $146,067    $145,712        4.98%
                                                    --------    --------        ----

                                                     CARRYING     MARKET        AVERAGE
             AS OF DECEMBER 31, 1998                  VALUE        VALUE     INTEREST RATE
             -----------------------                 --------     -------    -------------
Investment Securities (in thousands):
  Cash Equivalents -- fixed rate..................   $   670      $   673        3.38%
  Short-term investments -- fixed rate............    77,661       77,661        3.76%
                                                     -------      -------        ----
  Total investment securities.....................    78,331       78,334        3.76%
Money market funds................................    19,967       20,451        3.90%
                                                     -------      -------        ----
Total interest bearing instruments................   $98,298      $98,785        3.79%
                                                     -------      -------        ----

     FOREIGN CURRENCY RISK. The Company transacts business in various foreign currencies, primarily in Europe. As some revenues are denominated in currencies other than U.S. dollars, the Company will be subject to the risks associated with foreign exchange rate fluctuations. In addition, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month period. Beginning in October 1999, the Company began invoicing in currencies other than U.S. dollars, and as a result, the Company has entered into hedging activities in order to minimize the exposure of the United States Dollar (USD) value of foreign currency denominated sales. In the future, more of the Company's revenues may be denominated in currencies other than U.S. dollars and, as a result, the Company's exposure in the future may fluctuate depending upon the nature and success of the hedging activities. Accordingly, due to the substantial volatility of foreign exchange rates, the Company's business, operating results or financial condition could be materially adversely affected. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Form 10-K. See Part IV, Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The officers of the Company and their ages as of March 3, 2000 are as follows:

                NAME                   AGE                       POSITION
                ----                   ---                       --------
Lawrence L. Garlick..................  50    Chairman of the Board and Chief Executive
                                             Officer
Richard P. Allocco...................  45    Vice President and General Manager of Worldwide
                                             Customer Services
Joe Davis............................  41    Vice President and General Manager of Customer
                                             Relationship Management Products
Michael L. Dionne....................  50    Senior Vice President, Worldwide Sales
Ron J. Fior..........................  42    Vice President, Finance & Operations, Chief
                                             Financial Officer
Matthew R. Miller....................  36    Vice President and General Manager of Core
                                             Products
Gary Oliver..........................  37    Vice President and General Manager of eBusiness
                                             Infrastructure Products

     Mr. Garlick co-founded the Company in November 1990. Since that time he has served as Chairman of the Board and Chief Executive Officer of the Company. From September 1984 to June 1990, Mr. Garlick was employed most recently as Vice President of Distributed Systems at Sun Microsystems, Inc. (Sun), a manufacturer of computer workstations. Prior to joining Sun, Mr. Garlick was employed by Xerox Corporation (Xerox), a document management company, for six years. While at Xerox, Mr. Garlick helped create the industry's first commercial internetwork routers, directory services and gateways to IBM mainframe applications for Xerox workstations. Mr. Garlick holds B.S.E.E. and M.S.E.E. degrees in computer engineering from Stanford University.

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

     Mr. Davis joined the Company in April 1999 as Vice President and General Manager of Customer Relationship Management Products. From January 1999 through April 1999, Mr. Davis was employed by CrossPoint Ventures where he held the position of executive in residence. Prior to joining CrossPoint, Mr. Davis was employed by Lotus (a wholly owned subsidiary of IBM) from January 1994 to January 1999 where he was the General Manager of Lotus' Silicon Valley site and was responsible for the development and marketing of several product lines. Prior to Lotus, Mr. Davis managed the service and marketing teams for Everex Systems in Fremont, CA. Mr. Davis holds a M.B.A. degree from Stanford and B.S. and M.S. degrees in applied mechanics from the University of California, San Diego.

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

     Mr. Fior joined the Company in September 1998 as Vice President Finance and Operations, Chief Financial Officer. From September 1985 to February 1998, Mr. Fior was employed as Senior Vice President and Chief Financial Officer by the education publishing unit of The Thomson Corporation, an information and publishing company where he managed numerous strategic and tactical acquisitions. Mr. Fior worked for over 7 years at Ernst & Young, a professional services firm, in New York and Canada, and he holds a Bachelor of Commerce degree from the University of Saskatchewan, Canada.

     Mr. Miller joined the Company in July 1996 as Vice President and General Manager of Core Products. From April 1993 to July 1996, Mr. Miller was employed as Vice President of Marketing at Gupta Corporation (now Centura Software), a provider of client/server tools and databases. From June 1989 to May 1992, he was employed by Oracle Corporation, a database software provider, serving as Director of Marketing for the Desktop Products Division. Mr. Miller holds a B.A. degree in psychology and computer science from Cornell University and a M.B.A. degree in finance and marketing from Columbia University.

     Mr. Oliver joined the Company in April 1999 as Vice President and General Manager of eBusiness Infrastructure Products. Mr. Oliver brings a broad base of IT Service Management expertise to Remedy from several previous positions. From June 1996 to March 1999, Mr. Oliver was employed by Visa International where he held several senior roles, most recently as Senior Vice President, Employee Productivity Division, responsible for the internal technology environment. Before joining Visa, Mr. Oliver spent the previous 11 years with IBM in roles ranging from sales management to managing the worldwide marketing and sales of IBM's data management products and solutions. Mr. Oliver holds a B.A. degree in economics from UCLA.

     The information under the caption "Election of Directors" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held on May 26, 2000 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation and related information" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held on May 26, 2000 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership of Certain Beneficial Owners and Management" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held on May 26, 2000 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Relationships and Related Transactions" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held on May 26, 2000 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements are filed as part of this report:

                                                              PAGE
                                                              ----
- Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   31
- Consolidated Statements of Income for each of the three
  years in the period ended December 31, 1999...............   32
- Consolidated Statements of Stockholders' Equity for each
  of the three years in the period ended December 31,
  1999......................................................   33
- Consolidated Statements of Cash Flows for each of the
  three years in the period ended December 31, 1999.........   34
- Notes to Consolidated Financial Statements................   35

     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule is submitted herewith:

                                                              PAGE
                                                              ----
- Schedule II: Valuation and Qualifying Accounts and
  Reserves..................................................   49

          Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     3. EXHIBITS.

     See Item 14(c).

(b) REPORTS ON FORM 8-K

     1.  None

(c) EXHIBITS

EXHIBIT NO.                      DOCUMENT DESCRIPTION
-----------                      --------------------
 3.1***      Amended and Restated Certificate of Incorporation of the
             Registrant.
 3.2****     Amended and Restated Bylaws of the Registrant.
 4.1*        Reference is made to Exhibits 3.1 and 3.2.
 4.2*        Specimen Common Stock certificate.
 4.3*        Restated Investor Rights Agreement, dated May 4, 1992, among the Registrant and the investors and the founders named
             therein.
 4.4*        Amendment of Restated Investor Rights Agreement, dated April
             23, 1994, among the Registrant and the investors named
             therein.
 4.5*        Second Amendment of Restated Investor Rights Agreement,
             dated January 18, 1995, among the Registrant and the
             investors named therein.
10.1*        Form of Indemnification Agreement entered into between the
             Registrant and its directors and officers.
10.2*        The Registrant's 1991 Stock Option/Stock Issuance Plan and
             forms of agreements thereunder.
10.3*        The Registrant's 1995 Stock Option/Stock Issuance Plan and
             forms of agreements thereunder.
10.4*        The Registrant's Employee Stock Purchase Plan and forms of agreements thereunder.
10.5*        The Registrant's 1995 Non-Employee Directors Stock Option
             Plan and forms of agreements thereunder.

EXHIBIT NO.                      DOCUMENT DESCRIPTION
-----------                      --------------------
10.6*        Lease Agreement by and between the Registrant and Charleston
             Properties (Charleston), dated March 11, 1994, regarding the space located at 1500 Salado Drive.
10.7*        Lease Agreement for use of Real Property by and between the
             Registrant and Sun Microsystems, Inc. (Sun), dated March 11,
             1994, regarding the space located at 1500 Salado Drive, and related consent of Charleston, dated March 10, 1994.
10.8*        Lease Agreement for use of Real Property by and between the
             Registrant and Sun, dated March 11, 1994, regarding the
             space located at 1505 Salado Drive, and related consent of
             Peery/Arrillaga, dated March 9, 1994.
10.9*        Form of Action Request System Shrink Wrap License Agreement.
10.10*       Form of Value Added Reseller Agreement.
10.11****    Amended and Restated Business Loan Agreement by and between the Registrant and SVB, dated June 15, 1997.
10.12****    Amended and Restated Promissory Note by and between the
             Registrant and SVB, dated June 15, 1997
10.13****    Lease Agreement by and between the Registrant and Greiner,
             Inc. Pacific, dated March 29, 1996, regarding the space
             located at 5890 Stoneridge Drive.
10.14****    Lease Agreement by and between the Registrant and Viacom
             International Inc., dated March 17, 1997, regarding the
             space located at 5924 Stoneridge Drive.
10.15*****   Business Loan Agreement by and between the Registrant and
             Silicon Valley Bank (SVB), dated July 20, 1998.
10.16        First Amendment to Lease Agreement for use of Real Property
             by and between the Registrant and Sun, dated June 23, 1994, regarding the space located at 1505 Salado Drive.
10.17        Second Amendment to Lease Agreement for use of Real Property
             by and between the Registrant and Sun, dated September 30,
             1996, regarding the space located at 1505 Salado Drive.
10.18        Third Amendment to Lease Agreement for use of Real Property
             by and between the Registrant and Sun, dated June 30, 1999, regarding the space located at 1505 Salado Drive.
10.19        Lease Agreement by and between the Registrant and LSI Logic
             Europe, Limited, dated August 20, 1999, regarding the first floor leased space located at Greenwood House, 5 London
             Road, Bracknell, Berkshire.
10.20        Lease Agreement by and between the Registrant and LSI Logic
             Europe, Limited, dated August 20, 1999, regarding the ground floor and other leased space located at Greenwood House, 5
             London Road, Bracknell, Berkshire.
14.1**       Rights Agreement dated as of July 25, 1997, between the
             Company and Harris Trust Savings Bank, including the
             Certificate of Designation of Series A Junior Participating
             Preferred Stock, Form of Right Certificate and Summary of
             Rights to Purchase Preferred Shares attached thereto as
             Exhibits A, B and C, respectively.
21.1         Subsidiaries of the Registrant.
23.1         Consent of Ernst & Young LLP, Independent Auditors.
27.1         Financial Data Schedule.
27.2****     Restated Financial Data Schedule for period ended March 31,
             1996
27.3****     Restated Financial Data Schedule for period ended June 30,
             1996
27.4****     Restated Financial Data Schedule for period ended September
             30, 1996
27.5****     Restated Financial Data Schedule for period ended December
             31, 1996
27.6****     Restated Financial Data Schedule for period ended March 31,
             1997
27.7****     Restated Financial Data Schedule for period ended June 30,
             1997
27.8****     Restated Financial Data Schedule for period ended September
             30, 1997

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

**** Incorporated by reference from the Exhibits to Remedy Corporation's Form 10-K Annual Report for the year ended December 31, 1997.

***** Incorporated by reference from the Exhibits to Remedy Corporation's Form
      10-K Annual Report for the year ended December 31, 1998.

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Remedy Corporation

     We have audited the accompanying consolidated balance sheets of Remedy Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Remedy Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 20, 2000

                               REMEDY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                1999         1998
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                     AMOUNTS)
Current assets:
  Cash and cash equivalents.................................  $ 47,302     $ 58,976
  Short-term investments....................................   125,116       77,661
  Accounts receivable, net of allowance for doubtful
     accounts of $1,499 and $2,392, respectively............    64,105       42,278
  Prepaid expenses and other current assets.................     7,383        6,036
  Deferred tax asset........................................     6,831        4,531
                                                              --------     --------
          Total current assets..............................   250,737      189,482
Property and equipment, net.................................    14,945       12,636
Other non-current assets....................................     2,996           --
Goodwill and other intangible assets, net...................    18,809       11,382
                                                              --------     --------
                                                              $287,487     $213,500
                                                              ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,861     $  1,852
  Accrued compensation and related liabilities..............    15,432        7,799
  Income taxes payable......................................     1,341        3,564
  Other accrued liabilities.................................    15,395        9,929
  Deferred revenue..........................................    38,828       28,955
  Current portion of obligations under capital leases.......        67          570
                                                              --------     --------
          Total current liabilities.........................    72,924       52,669
Noncurrent portion of obligations under capital leases......        23          127
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.00005 per share; authorized
     20,000,000 shares; issued and outstanding: none........        --           --
  Common stock, par value $.00005 per share; authorized:
     240,000,000 shares; issued and outstanding: 30,064,817
     and 28,487,769 shares, respectively....................         2           --
  Additional paid-in capital................................   141,544       99,952
  Treasury stock (2,002,300 and 1,117,500 shares,
     respectively)..........................................   (31,267)     (13,977)
  Notes receivable from stockholders........................       (45)         (45)
  Accumulated other comprehensive income....................         9           --
  Retained earnings.........................................   104,297       74,774
                                                              --------     --------
          Total stockholders' equity........................   214,540      160,704
                                                              --------     --------
                                                              $287,487     $213,500
                                                              ========     ========

                            See accompanying notes.

                               REMEDY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999           1998           1997
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
  Product..................................................   $141,451       $101,132       $ 92,133
  Maintenance and service..................................     87,482         56,288         37,051
                                                              --------       --------       --------
          Total revenue....................................    228,933        157,420        129,184
                                                              --------       --------       --------
Costs and expenses:
  Cost of product revenue..................................      6,869          4,475          3,300
  Cost of maintenance and service revenue..................     37,136         23,196         15,176
  Research and development.................................     40,948         33,734         21,214
  Sales and marketing......................................     88,787         59,295         42,608
  General and administrative...............................     12,271          9,437          8,411
  Non-recurring charges....................................         --          3,104             --
  Amortization of goodwill and other intangibles...........      4,072            446             --
                                                              --------       --------       --------
          Total costs and expenses.........................    190,083        133,687         90,709
                                                              --------       --------       --------
Income from operations.....................................     38,850         23,733         38,475
Interest income and other, net.............................      4,961          5,918          4,169
                                                              --------       --------       --------
Income before provision for income taxes...................     43,811         29,651         42,644
Provision for income taxes.................................     14,288         10,674         15,354
                                                              --------       --------       --------
Net income.................................................   $ 29,523       $ 18,977       $ 27,290
                                                              ========       ========       ========
Net income per share:
  Basic....................................................   $   1.02       $   0.66       $   0.99
                                                              ========       ========       ========
  Diluted..................................................   $   0.95       $   0.63       $   0.89
                                                              ========       ========       ========
Shares used in computing per share amounts:
  Basic....................................................     28,916         28,722         27,614
                                                              ========       ========       ========
  Diluted..................................................     31,062         29,901         30,524
                                                              ========       ========       ========

                            See accompanying notes.

                               REMEDY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                NOTES                       ACCUMULATED
                                    COMMON STOCK     ADDITIONAL               RECEIVABLE                       OTHER
                                   ---------------    PAID-IN     TREASURY       FROM         DEFERRED     COMPREHENSIVE   RETAINED
                                   SHARES   AMOUNT    CAPITAL      STOCK     STOCKHOLDERS   COMPENSATION      INCOME       EARNINGS
                                   ------   ------   ----------   --------   ------------   ------------   -------------   --------
Balance at December 31, 1996.....  26,894     $--     $ 64,305    $     --       $(60)         $(255)          $ --        $ 28,507
Issuance of common stock upon
  exercise of options and
  purchases under the employee
  stock purchase plan............   1,725     --        14,383          --         --             --             --              --
Tax benefit from employee stock
  transactions...................      --     --        13,709          --         --             --             --              --
Amortization of deferred
  compensation...................      --     --            --          --         --            180             --              --
Repayment of note receivable.....      --     --            --          --         13             --             --              --
Net income.......................      --     --            --          --         --             --             --          27,290
                                   ------     --      --------    --------       ----          -----           ----        --------
Balance at December 31, 1997.....  28,619     --        92,397          --        (47)           (75)            --          55,797
Issuance of common stock upon
  exercise of options and
  purchases under the employee
  stock purchase plan............     986     --         6,594          --         --             --             --              --
Tax benefit from employee stock
  transactions...................      --     --           961          --         --             --             --              --
Amortization of deferred
  compensation...................      --     --            --          --         --             75             --              --
Repayment of note receivable.....      --     --            --          --          2             --             --              --
Treasury stock purchased.........  (1,117)    --            --     (13,977)        --             --             --              --
Net income.......................      --     --            --          --         --             --             --          18,977
                                   ------     --      --------    --------       ----          -----           ----        --------
Balance at December 31, 1998.....  28,488     --        99,952     (13,977)       (45)            --             --          74,774
Issuance of common stock upon
  exercise of options and
  purchases under the employee
  stock purchase plan............   2,463      2        30,064          --         --             --             --              --
Tax benefit from employee stock
  transactions...................      --     --        11,528          --         --             --             --              --
Unrealized hedging gains.........      --     --            --          --         --             --             23              --
Translation adjustment...........      --     --            --          --         --             --            (14)             --
Treasury stock purchased.........    (886)    --            --     (17,290)        --             --             --              --
Net income.......................      --     --            --          --         --             --             --          29,523
                                   ------     --      --------    --------       ----          -----           ----        --------
Balance at December 31, 1999.....  30,065     $2      $141,544    $(31,267)      $(45)         $  --           $  9        $104,297
                                   ======     ==      ========    ========       ====          =====           ====        ========


                                       TOTAL
                                   STOCKHOLDERS'
                                      EQUITY
                                   -------------
Balance at December 31, 1996.....    $ 92,497
Issuance of common stock upon
  exercise of options and
  purchases under the employee
  stock purchase plan............      14,383
Tax benefit from employee stock
  transactions...................      13,709
Amortization of deferred
  compensation...................         180
Repayment of note receivable.....          13
Net income.......................      27,290
                                     --------
Balance at December 31, 1997.....     148,072
Issuance of common stock upon
  exercise of options and
  purchases under the employee
  stock purchase plan............       6,594
Tax benefit from employee stock
  transactions...................         961
Amortization of deferred
  compensation...................          75
Repayment of note receivable.....           2
Treasury stock purchased.........     (13,977)
Net income.......................      18,977
                                     --------
Balance at December 31, 1998.....     160,704
Issuance of common stock upon
  exercise of options and
  purchases under the employee
  stock purchase plan............      30,066
Tax benefit from employee stock
  transactions...................      11,528
Unrealized hedging gains.........          23
Translation adjustment...........         (14)
Treasury stock purchased.........     (17,290)
Net income.......................      29,523
                                     --------
Balance at December 31, 1999.....    $214,540
                                     ========

                            See accompanying notes.

                               REMEDY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999         1998         1997
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  29,523    $  18,977    $  27,290
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................      7,844        6,117        3,371
  Amortization of goodwill and other intangibles............      4,072          446           --
  Amortization of deferred compensation.....................         --           75          193
Changes in assets and liabilities:
  Accounts receivable.......................................    (21,827)      (9,432)      (7,339)
  Prepaid expenses and other current assets.................     (1,367)      (3,113)      (1,521)
  Deferred tax asset........................................     (2,300)      (1,430)      (1,066)
  Accounts payable..........................................          9          622         (409)
  Accrued compensation and related liabilities..............      7,589        2,280       (1,117)
  Income taxes payable......................................      9,305        3,720       12,678
  Other accrued liabilities.................................      5,219        1,266          489
  Other non-current assets..................................       (996)          --           --
  Deferred revenue..........................................      9,873        9,531        8,556
                                                              ---------    ---------    ---------
         Net cash provided by operating activities..........     46,944       29,059       41,125
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments.........................   (291,582)    (185,858)    (161,734)
Maturities of short-term investments........................    244,127      171,462      145,456
Cash paid for businesses acquired, net of assumed cash
  balances..................................................    (11,028)     (10,427)          --
Other non-current assets....................................     (2,000)          --           --
Capital expenditures........................................    (10,218)      (8,281)      (8,160)
                                                              ---------    ---------    ---------
         Net cash used in investing activities..............    (70,701)     (33,104)     (24,438)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations..........       (693)        (165)        (272)
Proceeds from issuance of common stock......................     30,066        6,595       14,383
Purchase of treasury stock..................................    (17,290)     (13,977)          --
                                                              ---------    ---------    ---------
         Net cash provided by (used in) financing
           activities.......................................     12,083       (7,547)      14,111
                                                              ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents........    (11,674)     (11,592)      30,798
Cash and cash equivalents at beginning of year..............     58,976       70,568       39,770
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of year....................  $  47,302    $  58,976    $  70,568
                                                              =========    =========    =========
Supplemental disclosure of cash flow information:
  Interest paid during the year.............................  $      30    $     132    $      57
  Income taxes paid during the year.........................  $   7,443    $   8,242    $   3,586
Supplemental schedule of noncash financing activities:
  Equipment acquired under capital lease arrangements.......  $      86    $      76    $     392

                            See accompanying notes.

                               REMEDY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION OF THE COMPANY

     THE COMPANY. Remedy Corporation (the "Company") develops, markets and supports rapidly deployable and highly adaptable software products and solutions that simplify service-intensive business processes. Remedy offers adaptable applications for eBusiness Infrastructure Management and Customer Relationship Management (eCRM). The Company was incorporated in Delaware on November 20, 1990. The Company has wholly owned subsidiaries in the United Kingdom, Canada, Germany, France, Spain, Italy, the Netherlands, Sweden, Singapore, Australia and Japan. These subsidiaries serve primarily as sales offices.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

     FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's foreign subsidiaries is the local currency. Gains and losses resulting from the translation of the foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity.

     REVENUE RECOGNITION. The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition", as amended. The Company derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes and rights to upgrades on a when-and-if available basis for a stated term of generally one year. Services range from installation, training and basic consulting to software modification to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, support and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on objective evidence which is specific to the Company.

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected.

     Revenue allocable to support is recognized on a straight-line basis over the periods in which the support is provided.

     Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, revenue under the arrangement is recognized using contract accounting. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

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

     CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS. The Company accounts for its cash and investments in accordance with Statement of Financial Accounting Standards No. 95 (SFAS 95) "Statement of Cash Flows" and Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities". The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and high quality money market instruments. All

                               REMEDY CORPORATION
other liquid investments are classified as short-term investments. Short-term investments consist of municipal bonds, auction market preferred stock, corporate bonds, floating rate securities and government securities.

     Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 1999, all investment securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, using available market information and appropriate valuation methodologies, with unrealized gains and losses reported in stockholders' equity. As of December 31, 1999 and 1998, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant; therefore, no unrealized gains or losses were recorded in stockholders' equity.

     Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statements of income. There have been no such transactions in the years ended December 31, 1999, 1998 and 1997. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

     At December 31, 1999 and 1998, the Company's available-for-sale securities consisted of the following:

                      DESCRIPTION                           1999       1998
                      -----------                         --------    -------
Municipal Bonds.........................................  $ 60,653    $14,724
Auction rate securities.................................    22,949     46,471
Corporate bonds/Floating rate securities................    32,514     16,466
Government securities...................................     9,000         --
CDs/Marketable securities...............................       534        670
                                                          --------    -------
                                                          $125,650    $78,331
                                                          ========    =======

     As of December 31, 1999, $0.5 million and $125.1 million of the above securities were classified as cash equivalents and short-term investments, respectively. As of December 31, 1998, $0.7 million and $77.6 million of the above securities were classified as cash equivalents and short-term investments, respectively. As of December 31, 1999 and 1998, the weighted average remaining maturity of the investments did not exceed one year.

     LONG-LIVED ASSETS. In accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets to be Disposed of", the Company identifies and records impairment losses, as circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such events have occurred with respect to the Company's long-lived assets, which consist primarily of goodwill, acquired intangible assets, computer equipment, purchased software, furniture and leasehold improvements.

     DEPRECIATION AND AMORTIZATION. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful life of the asset.

     CONCENTRATION OF CREDIT RISK. The Company sells its products primarily to end users, value-added resellers (VARs), system integrators (SIs), independent software vendors (ISVs) and original equipment manufacturers. The Company performs on-going credit evaluations of its customers' financial condition, and generally no collateral is required. The Company maintains reserves for credit losses, and such losses have been within management's expectations.

     PRODUCT CONCENTRATION. The Company currently derives the majority of its revenue from the licensing of products in its AR System, applications built upon the AR System foundation and fees from related services. These products and services are expected to account for the majority of the Company's revenue for the

                               REMEDY CORPORATION
foreseeable future. Consequently, a reduction in demand for these products and services, or a decline in sales of these products and services, will adversely affect operating results.

     RESEARCH AND DEVELOPMENT. Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86 (SFAS 86), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. Through December 31, 1999, all research and development costs have been expensed.

     ADVERTISING COSTS. The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was $10.7 million, $8.2 million and $4.0 million, respectively.

     STOCK-BASED COMPENSATION. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based plans and, accordingly, does not recognize compensation expense related to its employees under its stock option plans or employee stock purchase plans. Note 10 contains a summary of the pro-forma effects to reported net income and net income per share for 1999, 1998 and 1997 as if the Company had elected to recognize compensation expense based on the fair value of the options granted as prescribed by SFAS 123.

     EARNINGS PER SHARE. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share". SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS 128 requirements.

     Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options and are calculated by using the treasury stock method.

                               REMEDY CORPORATION

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS,
                                                          EXCEPT PER SHARE AMOUNTS)
NUMERATOR:
  Net Income..........................................  $29,523    $18,977    $27,290
                                                        =======    =======    =======
DENOMINATOR:
  Denominator for basic earnings per
     share-weighted-average shares....................   28,916     28,722     27,614
  Effect of dilutive securities:
     Employee stock options...........................    2,146      1,179      2,910
                                                        -------    -------    -------
  Denominator for diluted earnings per share-weighted-
     average shares and dilutive securities...........   31,062     29,901     30,524
                                                        =======    =======    =======
  Basic earnings per share............................  $  1.02    $  0.66    $  0.99
                                                        =======    =======    =======
  Diluted earnings per share..........................  $  0.95    $  0.63    $  0.89
                                                        =======    =======    =======

     RECENT PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activity", which was subsequently amended by Statement No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging
Activities: Deferral of Effective Date of FASB 133" to require adoption of SFAS 133 in years beginning after June 15, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. The Company adopted SFAS 133 during the quarter ended September 30, 1999 and subsequently implemented a hedging program related to multi-currency invoicing. The adoption of SFAS 133 did not have a material effect on the Company's financial statements as of December 31, 1999. (See Note 6)

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB 101.

                               REMEDY CORPORATION

 3. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Machinery and equipment................................  $ 25,437    $ 20,327
Furniture and fixtures.................................     2,444       1,530
Purchased software.....................................     5,340       1,838
Leasehold Improvements.................................     2,612       1,985
                                                         --------    --------
                                                           35,833      25,680
Less: accumulated depreciation.........................   (20,888)    (13,044)
                                                         --------    --------
                                                         $ 14,945    $ 12,636
                                                         ========    ========

 4. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets (See Note 14) consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Goodwill.................................................  $22,529    $11,828
  Less: accumulated amortization.........................   (4,438)      (446)
                                                           -------    -------
  Goodwill, net..........................................   18,091     11,382
                                                           -------    -------
Acquired Workforce.......................................      798         --
  Less: accumulated amortization.........................      (80)        --
                                                           -------    -------
  Acquired Workforce, net................................      718         --
                                                           -------    -------
          Total Goodwill and other intangible assets,
            net..........................................  $18,809    $11,382
                                                           =======    =======

 5. COMMITMENTS

     LEASE COMMITMENTS. The Company leases its facilities under operating lease arrangements. Certain of the leases provide for annual rent increases of approximately 3%. Additionally, the Company leases certain equipment under capital leases. The Company had capitalized property and equipment totaling $1.5 million and $1.6 million with associated accumulated amortization of $1.3 million and $1.1 million at December 31,

                               REMEDY CORPORATION

1999 and 1998, respectively. Approximate annual minimum rental commitments/future minimum lease payments under these leases are as follows:

                                                            OPERATING    CAPITAL
                                                             LEASES      LEASES
                                                            ---------    -------
                                                               (IN THOUSANDS)
2000......................................................   $ 8,643       $71
2001......................................................     6,413        24
2002......................................................     5,071        --
2003......................................................     3,506        --
2004......................................................     3,431        --
Thereafter................................................     2,610        --
                                                             -------       ---
Total minimum lease payments..............................   $29,674        95
                                                             =======
Less amount representing interest.........................                  (5)
                                                                           ---
Present value of future minimum lease payments............                  90
Less current portion......................................                 (67)
                                                                           ---
Noncurrent obligations under capital leases...............                 $23
                                                                           ===

     Total rent expense for the years ended December 31, 1999, 1998 and 1997 was $7.8 million, $4.9 million and $4.2 million, respectively.

 6. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments principally to minimize the exposures to the United States Dollar (USD) value of foreign currency denominated sales. The Company began pricing its products in multiple currencies during the fourth quarter of 1999, and in preparation, foreign exchange forward and simple purchase option contracts were entered beginning in the quarter ended September 30, 1999 to hedge the risk that the USD value of the foreign currency denominated sales may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month period. At December 31, 1999, the Company had hedged transactions via Pound Sterling and Euro denominated cash flow hedges, using forwards and simple purchase option contracts that generally have maturities of six months or less.

     The Company records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are reflected, net of the related tax effect in stockholders' equity as a component of other comprehensive income. These gains and losses are reclassified into earnings in the period in which the sales being hedged are recognized as revenue. However, if any of these contracts were considered to be ineffective in offsetting the change in the forecasted cash flows relating to the sales being hedged, any changes in fair value relating to the ineffective portion of these contracts would be immediately recognized in earnings.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Changes in the time value of option contracts are excluded from this effectiveness assessment and recorded directly in earnings. During the year ended December 31, 1999 a total charge of $18,000, representing the change in option time values, was recorded in earnings.

                               REMEDY CORPORATION

     As of December 31, 1999, the Company included the fair value of simple purchase option contracts of $34,000 and the fair value of forward contracts of $108,000 in other current assets in its consolidated balance sheet.

     At December 31, 1999, the Company had $23,000 of other comprehensive income related to future revenue transactions and the balance is expected to be recognized into earnings within the next twelve months. A gain of $76,000 was reclassed into earnings from other comprehensive income for the year ended December 31, 1999 upon recognition of the related revenue.

 7. STOCKHOLDERS' EQUITY

     PREFERRED STOCK. As of December 31, 1999, the Company has been authorized to issue up to 20,000,000 shares of preferred stock by the Board of Directors.

     COMMON STOCK. As of December 31, 1999, the Company has been authorized to issue up to 240,000,000 shares of common stock by the Board of Directors. The Company recorded deferred compensation expense of $805,000 for the difference between the grant price and the deemed fair value of certain of the Company's common stock options granted in 1994. This amount was amortized over the vesting period of the individual options, generally four years. Compensation expense recognized in 1998 and 1997 was $75,000 and $180,000, respectively. The entire deferred compensation balance was fully amortized as of December 31, 1998, and accordingly no compensation expense was recorded for the year ended December 31, 1999.

 8. STOCK OPTION EXCHANGE

     On February 4, 1998, the Compensation Committee of the Board of Directors approved the exchange of certain outstanding stock options under the Company's 1995 Stock Option/Stock Issuance Plan with exercise prices ranging from $17.92 to $53.75. Each employee who elected prior to February 2, 1998 to participate in the exchange program received a new option with an exercise price of $16.75 per share (the fair market value on February 4, 1998). Each new option that replaces an option outstanding for at least 12 months shall vest in equal monthly installments over the period remaining under the original option plus an additional 12 months, not to exceed 48 months. Each new option that replaces an option outstanding for less than 12 months shall vest 25% at the end of 12 months from the grant date of February 4, 1998 and 1/48 per month thereafter. Approximately, 3.2 million stock options were exchanged pursuant to this program. The Board of Directors of the Company were not eligible to participate in this program.

 9. SHARE REPURCHASE

     On August 5, 1998, the Board of Directors (Board) authorized management of the Company to repurchase up to 3 million shares or approximately 10 percent of the Company's outstanding shares of common stock over the next twelve months. On August 5, 1999, the Board authorized the Company to continue the share repurchase program for an additional six months through February 2000. The Company has purchased the shares on the open market from time to time, depending on market conditions. The repurchases have been funded by the Company's cash and short-term investments. As of December 31, 1999, the Company had repurchased a total of approximately 2 million shares of the Company's stock at an average price of $15.62 for approximately $31.3 million.

10. COMPENSATION AND BENEFIT PLANS

     401(K) RETIREMENT SAVINGS PLAN. The Company maintains a 401(k) retirement savings plan to provide retirement benefits for substantially all of its employees. Participants in the plan may elect to contribute from 2% to 15% of their annual compensation to the plan, limited to the maximum amount allowed by the Internal

                               REMEDY CORPORATION

Revenue Code. The Company, at its discretion, may make annual contributions to the plan. The Company has made no contributions to the plan through December 31, 1999.

     1995 STOCK OPTION/STOCK ISSUANCE PLAN. In January 1995, the Board adopted the 1995 Stock Option/ Stock Issuance Plan (the 1995 Plan), as the successor to the 1991 Stock Option/Stock Issuance Plan. Under the 1995 Plan, 15,718,426 shares of common stock, plus an additional number of shares equal to the lesser of 4,000,000 shares or 6% of the number of shares of Common Stock and Common Stock equivalents outstanding on the first day of each of 1999 and 2000 are authorized for issuance.

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

     1995 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN. During 1995, the Company adopted the 1995 Non-Employee Directors Stock Option Plan (the Directors Plan), and reserved 412,500 shares for issuance, plus an additional 37,500 shares on the first day of 1999 and 2000. Under the Directors Plan, each non-employee member of the Board is automatically granted an option to purchase 20,000 shares of the Company's stock upon initial appointment or election to the Board, and 10,000 shares of the Company's stock upon reelection to the Board. An additional 5,000 shares are granted to each non-employee director serving on a Board committee, up to a maximum of 10,000 shares each year for committee assignments. Stock options to non-employee directors are granted at no less than 100% of the Fair Market Value on the grant date. Stock options granted upon reelection to the Board vest in 48 equal monthly installments.

                               REMEDY CORPORATION

     At December 31, 1999, options to purchase 2,784,893 shares were vested and 9,776,220 shares were reserved for issuance on exercise of stock options. A summary of the Company's stock options activity for the three years ended December 31, 1999 follows:

                                                                OPTIONS OUTSTANDING
                                               ------------------------------------------------------
                                                OPTIONS                                     WEIGHTED-
                                               AVAILABLE                                     AVERAGE
                                                  FOR        NUMBER                         EXERCISE
                                                 GRANT      OF SHARES    PRICE PER SHARE      PRICE
                                               ---------    ---------    ---------------    ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1996.................    1,443        5,804      $ 0.01 - $53.75     $14.18
Additional shares reserved...................    1,592           --                   --         --
Options granted..............................   (2,543)       2,543      $21.00 - $49.00     $39.29
Options exercised............................       --       (1,483)     $ 0.01 - $41.63     $ 6.75
Options canceled or expired..................      567         (567)     $ 0.13 - $51.19     $30.83
                                                ------       ------      ---------------     ------
Balance at December 31, 1997.................    1,059        6,297      $ 0.01 - $53.75     $24.85
Additional shares reserved...................    3,106           --                   --         --
Options granted..............................   (7,450)       7,450      $ 8.75 - $22.13     $15.49
Options exercised............................       --         (579)     $ 0.03 - $19.19     $ 3.37
Options canceled or expired..................    4,892       (4,892)     $ 0.04 - $53.75     $31.20
                                                ------       ------      ---------------     ------
Balance at December 31, 1998.................    1,607        8,276      $ 0.01 - $42.50     $14.17
Additional shares reserved...................    1,790           --                   --         --
Options granted..............................   (3,312)       3,312      $13.88 - $47.38     $20.36
Options exercised............................       --       (1,897)     $10.63 - $50.06     $12.63
Options canceled or expired..................    1,584       (1,584)     $ 6.33 - $40.00     $15.80
                                                ------       ------      ---------------     ------
Balance at December 31, 1999.................    1,669        8,107      $ 0.13 - $47.38     $16.74
                                                ======       ======

     The options outstanding at December 31, 1999 have been segregated into ranges for additional disclosure as follows:

                             OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                  ------------------------------------------   -----------------------
                                   WEIGHTED-       WEIGHTED-                 WEIGHTED-
                                    AVERAGE         AVERAGE      OPTIONS      AVERAGE
   RANGE OF         OPTIONS        REMAINING       EXERCISE     CURRENTLY    EXERCISE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE     PRICE     EXERCISABLE     PRICE
---------------   -----------   ----------------   ---------   -----------   ---------
$ 0.13 - $11.06    1,774,941          6.97          $ 7.79        950,041     $ 5.85
$11.21 - $14.13    1,623,720          9.07          $13.82        282,220     $13.50
$14.17 - $17.06    1,962,999          8.12          $16.61        818,227     $16.62
$17.37 - $22.06    1,633,662          8.34          $19.19        595,787     $18.67
$22.13 - $47.38    1,111,727          9.41          $31.94        138,618     $36.06
                   ---------          ----          ------      ---------     ------
$ 0.13 - $47.38    8,107,049          8.28          $16.74      2,784,893     $14.04
                   =========                                    =========

     1995 EMPLOYEE STOCK PURCHASE PLAN. In January 1995, the Board and stockholders adopted the Employee Stock Purchase Plan (the Purchase Plan) and reserved 1,200,000 shares for issuance. In May 1998 and May 1999, the Board and stockholders approved amendments to increase by 920,593 and 1,359,269, respectively, the number of shares issuable under the Purchase Plan. Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at: (i) the participant's entry date into the two-year offering period, or (ii) the end of each six-month segment within such offering period. During fiscal 1999, shares totaling 566,649 were issued under the Purchase Plan at an average price of $10.37 per share.

                               REMEDY CORPORATION

     ACCOUNTING FOR STOCK OPTIONS AND STOCK PURCHASE RIGHTS. The Company has elected to continue to follow APB 25 and related interpretations in accounting for its employee stock options and employee stock purchase plan because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plans. Under APB 25, as the exercise price of the Company's employee stock options has been equal to the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

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

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted and stock purchase rights issued subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for the options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997:

                                 1999               1998             1997
                          ------------------    -------------    -------------
Volatility factor.......         81%                 65%              65%
Risk-free interest
  rate..................    4.79% - 6.50%       4.18% - 7.06%    4.18% - 7.06%
Dividend yield..........          0%                 0%               0%
                             3 - 4 months
Expected term...........        beyond           4 - 5 years      4 - 5 years
                              vest date

     The weighted-average fair values of options granted in 1999, 1998 and 1997 were $10.55, $8.33 and $23.63, respectively.

     The fair value of the employee's purchase right was also estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997:

                                    1999             1998             1997
                                -------------    -------------    -------------
Volatility factor.............       81%              65%              65%
Risk-free interest rate.......  4.95% - 5.66%    4.38% - 6.19%    4.38% - 6.19%
Dividend yield................       0%               0%               0%
Expected term.................    6 months         6 months         6 months

     The weighted-average fair values for purchase rights issued under the employee stock purchase plan for 1999, 1998 and 1997 were $8.16, $6.19 and $6.54, respectively.

                               REMEDY CORPORATION

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options' vesting periods. The Company's historical and pro forma information follows:

                                                  1999        1998        1997
                                                --------    --------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                            AMOUNTS)
Net income
  As reported.................................  $29,523     $18,977     $27,290
  Pro Forma...................................  $ 8,322     $ 2,586     $12,318
Net income per share
  As reported
     Basic....................................  $  1.02     $  0.66     $  0.99
     Diluted..................................  $  0.95     $  0.63     $  0.89
  Pro Forma
     Basic....................................  $  0.29     $  0.09     $  0.45
     Diluted..................................  $  0.29     $  0.09     $  0.42

     The effects of applying SFAS 123 for recognizing compensation expense and providing pro forma disclosures in 1999, 1998 and 1997 are not likely to be representative of the effect on reported net income in future years.

11. STOCKHOLDER RIGHTS PLAN

     In July 1997, the Company's Board of Directors (Board) adopted a Stockholder Rights Plan, effective July 25, 1997, and declared a dividend distribution of one Preferred Share Purchase Right (a Right) on each outstanding share of Remedy's common stock. The Rights will not become exercisable, and will continue to trade with the common stock, unless a person or group acquires 20 percent or more of Remedy's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20 percent or more of the Company's common stock. Each Right will entitle a stockholder to buy one one-thousandth of a share of a newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $230 per one one-thousandth of a share. If a person or group acquires 20 percent or more of Remedy's outstanding common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20 percent or more of the Company's common stock, each Right will entitle its holder (other than the acquiring person or group) to purchase, at the Rights then current exercise price, a number of Remedy's common stock shares having a market value of twice that price. In addition, if Remedy is acquired in a merger or other business combination transaction after a person has acquired 20 percent or more of Remedy's outstanding common stock, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring Company's common shares having a market value of twice that price.

     Following the acquisition by a person or group of 20 percent or more of Remedy's common stock and prior to an acquisition of 50 percent or more of the common stock, the Board may exchange the Rights (other than Rights owned by such person or group), in whole or in part, for consideration per Right consisting of one-half of the common stock that would be issuable upon exercise of one Right. Alternatively, the Rights may be redeemed for 1/10 of a cent per Right, at the option of the Board, prior to the acquisition by a person or group of beneficial ownership of 20 percent or more of Remedy's common stock or if a person or group announces a tender offer, the consummation of which would result in ownership by a person or group of 20 percent or more of the Company's common stock. The non-taxable dividend distribution was made on August 29, 1997, payable to Stockholders of record on that date. The Rights will expire on July 24, 2007.

                               REMEDY CORPORATION

12. INCOME TAXES

     The provision for income taxes consists of the following:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1999       1998       1997
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Federal:
  Current.....................................  $ 3,512    $ 8,746    $ 2,169
  Deferred....................................   (1,927)    (1,730)      (475)
                                                -------    -------    -------
                                                  1,585      7,016      1,694
State:
  Current.....................................      124      1,263        128
  Deferred....................................     (373)       300       (591)
                                                -------    -------    -------
                                                   (249)     1,563       (463)
Foreign:
  Current.....................................    1,424      1,133        414
Income tax benefits attributable to employee
  stock plan activity allocated to
  stockholders' equity........................   11,528        962     13,709
                                                -------    -------    -------
Provision for income taxes....................  $14,288    $10,674    $15,354
                                                =======    =======    =======

     Pre-tax income from foreign operations was $4.5 million, $4.6 million and $1.0 million for 1999, 1998 and 1997, respectively.

     The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before provision for income taxes is explained below:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1999       1998       1997
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Tax at federal statutory rate.................  $15,334    $10,378    $14,926
State tax, net of federal benefit.............      943      1,305      1,780
Research and development credit...............   (1,605)      (563)      (372)
Tax exempt interest income....................   (1,119)    (1,137)      (761)
Other.........................................      735        691       (219)
                                                -------    -------    -------
Provision for income taxes....................  $14,288    $10,674    $15,354
                                                =======    =======    =======

     Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are as follows:

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
                                                              (IN THOUSANDS)
Reserves and accruals not yet deductible for tax...........  $6,847    $4,049
Deferred revenue...........................................     699       729
Unremitted foreign earnings................................    (723)     (514)
Other......................................................       8       267
                                                             ------    ------
          Total deferred tax assets........................  $6,831    $4,531
                                                             ======    ======

                               REMEDY CORPORATION

13. LITIGATION

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

14. BUSINESS COMBINATIONS

     In September 1999 and July 1999, the Company acquired Fortress Technologies, Inc. (Fortress), a privately held enterprise asset management process consulting firm, and Pipestream Technologies, Inc. (Pipestream), a privately held provider of sales force automation solutions, respectively. The combined purchase price for the two acquisitions was approximately $11.5 million, which consisted of $11.0 million cash, $0.4 million of relocation expenses and $0.1 million assumption of net liabilities. Approximately $10.7 million of the purchase price was allocated to goodwill and approximately $0.8 million was allocated to acquired workforce. The acquired workforce valuation was recorded representing the cost to locate, hire and train qualified replacement employees. All intangibles are being amortized on a straight-line basis over a period of four years from the date of acquisition. A total of $1.2 million has been amortized as of December 31, 1999. Total costs related to the Fortress and Pipestream acquisitions are expected to be approximately $13.1 million, which consists of the combined purchase prices of $11.5 million accounted for in the third quarter of 1999 as well as employee related costs of approximately $1.6 million, comprised of retention bonuses and forgivable loans that will be expensed over the appropriate service period. The acquisitions were accounted for under the purchase method and accordingly, their operating results have been included in the Company's consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented since the effect of these acquisitions was not material to the Company's consolidated financial position or results of operations.

     In October 1998, the Company acquired BayStone Software, Inc. (BayStone), a privately held provider of a suite of customer support, quality assurance and opportunity management and telesales automation applications for rapidly growing businesses. The purchase price for BayStone approximated $13.3 million, which consisted of $10.4 million cash and $2.9 million assumption of net liabilities and other direct costs. The aggregate purchase price was allocated to the fair value of the assets acquired. In connection with this acquisition, a total of $3.1 million was expensed in the Company's final fiscal quarter of 1998. This was comprised of purchased in-process research and development of $1.5 million and approximately $1.6 million in other merger related expenses, including $1.1 million for subsequent personnel severance and outplacement expenses and $0.5 million for other indirect costs of the acquisition. Purchased in-process research and development of $1.5 million was recorded representing the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility. The amount allocated to goodwill ($11.9 million) is being amortized on a straight-line basis over a period of four years from the date of the acquisition. A total of $3.4 million has been amortized as of December 31, 1999. Pro forma results of operations have not been presented since the effect of this acquisition was not material to the Company's consolidated financial position or results of operations.

15. COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a

                               REMEDY CORPORATION
company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners and is to include unrealized gains and losses that have historically been excluded from net income and reflected instead in equity. The Company has not had any such material transactions or events during the periods presented and accordingly comprehensive income is not materially different from net income as reported in the consolidated financial statements.

16. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 superseded Statement No. 14 (SFAS
14), "Financial Reporting for Segments of a Business Enterprise." SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates solely in one segment, the development and marketing of rapidly deployable and highly adaptable, software products and solutions that simplify service-intensive business processes, and, therefore, as of December 31, 1999, Statement 131 does not have an impact. However, as the Company expands its product line and increases its international operations, SFAS 131 may affect the Company's disclosure in the future.

     No customer accounted for more than 10% of revenue in 1999, 1998, or 1997. Net revenue from international customers accounted for 34%, 38% and 37% of total net revenue in 1999, 1998 and 1997, respectively. The majority of export sales were made to Canada and Europe. Effective October 1, 1998, the Company began shipping its product from Remedy Software International Limited (RSIL) in Ireland to its customers in Europe, the Middle East and Africa.

     The following table presents revenue by geographic area:

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1999        1998        1997
                                             --------    --------    --------
Revenues:
  Domestic operations......................  $150,995    $ 97,924    $ 81,386
  International operations.................    77,938      59,496      47,798
                                             --------    --------    --------
  Consolidated.............................  $228,933    $157,420    $129,184
                                             ========    ========    ========

17. SUBSEQUENT EVENTS (UNAUDITED)

     In February 2000, the Company entered into an agreement to purchase certain assets of Ostream Software Inc. (Ostream), a privately held software company specializing in the development and marketing of business process automation solutions that are companion to Remedy products. Under the terms of the agreement, Remedy will pay approximately $2.8 million cash in exchange for a development team, an associated product and certain liabilities. The acquisition will be accounted for as a purchase for accounting purposes, and no material one-time charges are expected. The acquisition is not expected to have a material effect on the Company's financial position or results of operations.

     In February 2000, the Company entered into an agreement to purchase Axtive Software Corporation (Axtive), a privately held provider of web personalization software. Under the terms of the agreement, Remedy will pay approximately $7.5 million cash in exchange for substantially all the assets and certain liabilities of Axtive. The acquisition will be accounted for as a purchase for accounting purposes, and no material one-time charges are expected. The acquisition is not expected to have a material effect on the Company's financial position or results of operations.

                               REMEDY CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

     Allowance for Doubtful Accounts (in thousands):

                                                         ADDITIONS
                                                  ------------------------
                                    BALANCE AT    CHARGED TO    CHARGED TO
                                    BEGINNING     COSTS AND       OTHER       DEDUCTIONS     BALANCE AT
           DESCRIPTION              OF PERIOD      EXPENSES      ACCOUNTS     WRITE-OFFS    END OF PERIOD
           -----------              ----------    ----------    ----------    ----------    -------------
Year Ended December 31, 1997......    $1,248        $1,076          $0          $  350(1)      $1,974
Year Ended December 31, 1998......    $1,974        $  526          $0          $  108(1)      $2,392
Year Ended December 31, 1999......    $2,392        $  156          $0          $1,049(1)      $1,499

---------------
(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2000.

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

                          NAME                                        TITLE                   DATE
                          ----                                        -----                   ----
                /s/ LAWRENCE L. GARLICK                     Chairman of the Board and    March 28, 2000
--------------------------------------------------------     Chief Executive Officer
                  Lawrence L. Garlick                     (Principal Executive Officer)

                    /s/ RON J. FIOR                              Vice President,         March 28, 2000
--------------------------------------------------------     Finance and Operations,
                      Ron J. Fior                            Chief Financial Officer
                                                            (Principal Financial and
                                                               Accounting Officer)

                /s/ HARVEY C. JONES, JR.                            Director             March 28, 2000
--------------------------------------------------------
                  Harvey C. Jones, Jr.

                   /s/ SHERI ANDERSON                               Director             March 28, 2000
--------------------------------------------------------
                     Sheri Anderson

                   /s/ JOHN F. SHOCH                                Director             March 28, 2000
--------------------------------------------------------
                     John F. Shoch

                  /s/ DAVID A. MAHLER                               Director             March 28, 2000
--------------------------------------------------------
                    David A. Mahler

                  /s/ JAMES R. SWARTZ                               Director             March 28, 2000
--------------------------------------------------------
                    James R. Swartz

                                 EXHIBIT INDEX

EXHIBIT NO.                      DOCUMENT DESCRIPTION
-----------                      --------------------
 3.1***      Amended and Restated Certificate of Incorporation of the
             Registrant.
 3.2****     Amended and Restated Bylaws of the Registrant.
 4.1*        Reference is made to Exhibits 3.1 and 3.2.
 4.2*        Specimen Common Stock certificate.
 4.3*        Restated Investor Rights Agreement, dated May 4, 1992, among the Registrant and the investors and the founders named
             therein.
 4.4*        Amendment of Restated Investor Rights Agreement, dated April
             23, 1994, among the Registrant and the investors named
             therein.
 4.5*        Second Amendment of Restated Investor Rights Agreement,
             dated January 18, 1995, among the Registrant and the
             investors named therein.
10.1*        Form of Indemnification Agreement entered into between the
             Registrant and its directors and officers.
10.2*        The Registrant's 1991 Stock Option/Stock Issuance Plan and
             forms of agreements thereunder.
10.3*        The Registrant's 1995 Stock Option/Stock Issuance Plan and
             forms of agreements thereunder.
10.4*        The Registrant's Employee Stock Purchase Plan and forms of agreements thereunder.
10.5*        The Registrant's 1995 Non-Employee Directors Stock Option
             Plan and forms of agreements thereunder.
10.6*        Lease Agreement by and between the Registrant and Charleston
             Properties (Charleston), dated March 11, 1994, regarding the space located at 1500 Salado Drive.
10.7*        Lease Agreement for use of Real Property by and between the
             Registrant and Sun Microsystems, Inc. (Sun), dated March 11,
             1994, regarding the space located at 1500 Salado Drive, and related consent of Charleston, dated March 10, 1994.
10.8*        Lease Agreement for use of Real Property by and between the
             Registrant and Sun, dated March 11, 1994, regarding the
             space located at 1505 Salado Drive, and related consent of
             Peery/Arrillaga, dated March 9, 1994.
10.9*        Form of Action Request System Shrink Wrap License Agreement.
10.10*       Form of Value Added Reseller Agreement.
10.11****    Amended and Restated Business Loan Agreement by and between the Registrant and SVB, dated June 15, 1997.
10.12****    Amended and Restated Promissory Note by and between the
             Registrant and SVB, dated June 15, 1997
10.13****    Lease Agreement by and between the Registrant and Greiner,
             Inc. Pacific, dated March 29, 1996, regarding the space
             located at 5890 Stoneridge Drive.
10.14****    Lease Agreement by and between the Registrant and Viacom
             International Inc., dated March 17, 1997, regarding the
             space located at 5924 Stoneridge Drive.
10.15*****   Business Loan Agreement by and between the Registrant and
             Silicon Valley Bank (SVB), dated July 20, 1998.
10.16        First Amendment to Lease Agreement for use of Real Property
             by and between the Registrant and Sun, dated June 23, 1994, regarding the space located at 1505 Salado Drive.
10.17        Second Amendment to Lease Agreement for use of Real Property
             by and between the Registrant and Sun, dated September 30,
             1996, regarding the space located at 1505 Salado Drive.
10.18        Third Amendment to Lease Agreement for use of Real Property
             by and between the Registrant and Sun, dated June 30, 1999, regarding the space located at 1505 Salado Drive.
10.19        Lease Agreement by and between the Registrant and LSI Logic
             Europe, Limited, dated August 20, 1999, regarding the first floor leased space located at Greenwood House, 5 London
             Road, Bracknell, Berkshire.
10.20        Lease Agreement by and between the Registrant and LSI Logic
             Europe, Limited, dated August 20, 1999, regarding the ground floor and other leased space located at Greenwood House, 5
             London Road, Bracknell, Berkshire.

EXHIBIT NO.                      DOCUMENT DESCRIPTION
-----------                      --------------------
14.1**       Rights Agreement dated as of July 25, 1997, between the
             Company and Harris Trust Savings Bank, including the
             Certificate of Designation of Series A Junior Participating
             Preferred Stock, Form of Right Certificate and Summary of
             Rights to Purchase Preferred Shares attached thereto as
             Exhibits A, B and C, respectively.
21.1         Subsidiaries of the Registrant.
23.1         Consent of Ernst & Young LLP, Independent Auditors.
27.1         Financial Data Schedule.
27.2****     Restated Financial Data Schedule for period ended March 31,
             1996
27.3****     Restated Financial Data Schedule for period ended June 30,
             1996
27.4****     Restated Financial Data Schedule for period ended September
             30, 1996
27.5****     Restated Financial Data Schedule for period ended December
             31, 1996
27.6****     Restated Financial Data Schedule for period ended March 31,
             1997
27.7****     Restated Financial Data Schedule for period ended June 30,
             1997
27.8****     Restated Financial Data Schedule for period ended September
             30, 1997

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

**** Incorporated by reference from the Exhibits to Remedy Corporation's Form 10-K Annual Report for the year ended December 31, 1997.

***** Incorporated by reference from the Exhibits to Remedy Corporation's Form
      10-K Annual Report for the year ended December 31, 1998.

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