Form 10-Q
period 2000-03-31
REMEDY CORP
filed 2000-05-12
CIK 936653

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 WWW.REMEDY.COM
                        (REGISTRANT'S INTERNET ADDRESS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 31,160,886 shares of the Company's Common Stock, par value $.00005, outstanding on April 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of March 31, 2000
         and December 31, 1999.......................................      3
         Condensed Consolidated Statements of Income for the Three
         Months Ended March 31, 2000 and March 31, 1999..............      4
         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2000 and March 31, 1999........      5
         Notes to Condensed Consolidated Financial Statements........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      9

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     17

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................     19
         Signature...................................................     20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               REMEDY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)        (1)
Current assets:
  Cash and cash equivalents.................................    $ 54,678       $ 47,302
  Short-term investments....................................     138,170        125,116
  Accounts receivable, net..................................      49,329         64,105
  Prepaid expenses and other current assets.................      16,855          7,383
  Deferred tax assets.......................................       6,831          6,831
                                                                --------       --------
          Total current assets..............................     265,863        250,737
Property and equipment, net.................................      15,141         14,945
Other non-current assets....................................       3,023          2,996
Goodwill and other intangible assets, net...................      26,906         18,809
                                                                --------       --------
                                                                $310,933       $287,487
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  3,059       $  1,861
  Accrued compensation and related liabilities..............       9,490         15,432
  Income taxes payable......................................       2,573          1,341
  Other accrued liabilities.................................      13,959         15,395
  Deferred revenue..........................................      41,810         38,828
  Current portion of obligations under capital leases.......          19             67
                                                                --------       --------
          Total current liabilities.........................      70,910         72,924
Noncurrent portion of obligations under capital leases......          18             23
Stockholders' equity:
  Common stock and additional paid-in capital...............     161,697        141,546
  Treasury Stock (2,002,300 shares).........................     (31,267)       (31,267)
  Notes receivable from stockholders........................         (45)           (45)
  Accumulated other comprehensive income....................        (145)             9
  Retained earnings.........................................     109,765        104,297
                                                                --------       --------
          Total stockholders' equity........................     240,005        214,540
                                                                --------       --------
                                                                $310,933       $287,487
                                                                ========       ========

---------------
(1) The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                               REMEDY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Revenue:
  Product...................................................  $35,420    $23,429
  Maintenance and service...................................   26,512     18,970
                                                              -------    -------
          Total revenue.....................................   61,932     42,399
Costs and expenses:
  Cost of product revenue...................................    2,402        878
  Cost of maintenance and service revenue...................   11,037      7,713
  Research and development..................................   11,286      9,214
  Sales and marketing.......................................   25,772     18,008
  General and administrative................................    3,239      2,157
  Amortization of goodwill and other intangibles............    1,829        748
                                                              -------    -------
          Total costs and expenses..........................   55,565     38,718
Income from operations......................................    6,367      3,681
Interest income and other, net..............................    1,674      1,089
                                                              -------    -------
Income before provision for income taxes....................    8,041      4,770
Provision for income taxes..................................    2,573      1,574
                                                              -------    -------
Net income..................................................  $ 5,468    $ 3,196
                                                              =======    =======
Net income per share:
  Basic.....................................................  $  0.18    $  0.11
                                                              =======    =======
  Diluted...................................................  $  0.16    $  0.11
                                                              =======    =======
Shares used in computing per share amounts:
  Basic.....................................................   30,420     28,498
                                                              =======    =======
  Diluted...................................................   34,085     30,047
                                                              =======    =======

                            See accompanying notes.

                               REMEDY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   5,468    $  3,196
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................      2,155       1,716
     Amortization of goodwill and other intangibles.........      1,829         748
  Changes in assets and liabilities:
     Accounts receivable....................................     14,776      10,787
     Prepaid expenses and other current assets..............        442      (2,020)
     Accounts payable.......................................      1,198       1,367
     Accrued compensation and related liabilities...........     (5,942)     (4,380)
     Income taxes payable...................................      1,232        (868)
     Other accrued liabilities..............................     (1,590)        435
     Deferred revenue.......................................      2,982       1,110
                                                              ---------    --------
          Net cash provided by operating activities.........     22,550      12,091
                                                              ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments.........................   (101,628)    (56,946)
Maturities of short-term investments........................     88,574      45,226
Cash paid for businesses acquired, net......................    (10,280)         --
Capital expenditures........................................     (1,997)     (3,101)
                                                              ---------    --------
          Net cash used in investing activities.............    (25,331)    (14,821)
                                                              ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations..........        (53)       (181)
Proceeds from issuance of common stock......................     10,210       2,998
                                                              ---------    --------
          Net cash provided by financing activities.........     10,157       2,817
                                                              ---------    --------
Net increase in cash and cash equivalents...................      7,376          87
Cash and cash equivalents at beginning of period............     47,302      58,976
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $  54,678    $ 59,063
                                                              =========    ========

                            See accompanying notes.

                               REMEDY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of March 31, 2000, and the condensed consolidated statements of income for the three months ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, have been prepared by Remedy Corporation ("Remedy" or the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2000.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

 2. REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition", as amended. The Company derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes and rights to upgrades on a when-and-if available basis for a stated term of generally one year. Services range from training and basic consulting to software modification to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, support and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on objective evidence which is specific to the Company.

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

 3. EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share includes the weighted-average number of common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options and are calculated by using the treasury stock method.

                               REMEDY CORPORATION

                                  (UNAUDITED)

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Numerator:
  Net Income................................................   $ 5,468      $ 3,196
Denominator:
  Denominator for basic earnings per share-weighted-average
     shares.................................................    30,420       28,498
  Effect of dilutive securities:
Employee stock options......................................     3,665        1,549
                                                               -------      -------
  Denominator for diluted earnings per
     share-weighted-average shares and dilutive
     securities.............................................    34,085       30,047
                                                               =======      =======
  Basic earnings per share..................................   $  0.18      $  0.11
                                                               =======      =======
  Diluted earnings per share................................   $  0.16      $  0.11
                                                               =======      =======

 4. RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activity", which was subsequently amended by Statement No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" to require adoption of SFAS 133 in years beginning after June 15, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. The Company adopted SFAS 133 during the quarter ended September 30, 1999 and subsequently implemented a hedging program related to multi-currency invoicing. The adoption of SFAS 133 did not have a material effect on the Company's financial statements. See Note 6.

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

 5. BUSINESS COMBINATIONS

     In February 2000, the Company acquired Axtive Software, Inc. (Axtive), a privately held provider of web personalization software and Ostream Software, Inc. (Ostream), a privately held software company specializing in the development and marketing of business process automation solutions that are companion to Remedy products. The combined purchase price for the two acquisitions was approximately $10.3 million cash. Approximately $9.4 million of the purchase price was allocated to goodwill, approximately $0.5 million was allocated to acquired workforce and $0.4 million was allocated to the fair value of fixed assets. The acquired workforce valuation was recorded representing the cost to locate, hire and train qualified replacement employees. All intangibles are being amortized on a straight-line basis over a period of four years from the date of acquisition. The fixed assets are being amortized on a straight-line basis over a period of three years.

                               REMEDY CORPORATION

                                  (UNAUDITED)

Approximately $0.4 million of intangibles have been amortized as of March 31, 2000. Total costs related to the Ostream and Axtive acquisitions are expected to be approximately $11.2 million, which consists of the $10.3 million combined purchase prices as well as employee related costs of $0.9 million. Employee related costs comprised primarily of retention bonuses will be expensed over the appropriate service period. The acquisitions were accounted for under the purchase method and accordingly, their operating results have been included in the Company's consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented since the effect of these acquisitions was not material to the Company's consolidated financial position or results of operations.

 6. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments principally to minimize the exposures to the United States Dollar (USD) value of foreign currency denominated sales. The Company began pricing its products in multiple currencies during the fourth quarter of 1999, and in preparation, foreign exchange forward and simple purchase option contracts were entered beginning in the quarter ended September 30, 1999 to hedge the risk that the USD value of the foreign currency denominated sales may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period. At March 31, 2000, the Company had hedged transactions via Pound Sterling and Euro denominated cash flow hedges, using forward and simple purchase option contracts that generally have maturities of six months or less.

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

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Changes in the time value of option contracts are excluded from this effectiveness assessment and recorded directly in earnings. During the quarter ended March 31, 2000 a total charge of $18,000, representing the change in option time values, was recorded in earnings.

     As of March 31, 2000, the Company included the fair value of simple purchase option contracts of $17,000 and the fair value of forward contracts of $150,000 in prepaid expenses and other current assets in its consolidated balance sheet.

     At March 31, 2000, the Company had a balance of $30,000 in other comprehensive income related to future revenue transactions. The other comprehensive income balance at March 31, 2000 is expected to be recognized into earnings within the next twelve months. A gain of $55,925 was reclassed into earnings from other comprehensive income for the quarter ended March 31, 2000 upon recognition of the related revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors including, but not limited to, those discussed in the "Factors That May Affect Future Operating Results" section on page 13 of this report and in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission in March 2000, such as increased competition, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates and general economic factors. Furthermore, the Company has often recognized a substantial portion of its revenue in the last month of a quarter, with this revenue frequently concentrated in the last week of a quarter. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter, and revenue for any future quarter is not predictable with any degree of certainty. Product revenue is also difficult to forecast because the market for client/server and web-based application software products is rapidly evolving, and the Company's sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. In addition, the Company expects that sales derived through indirect channels, which are harder to predict and have lower margins than direct sales, may increase as a percentage of total revenue. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of the Company's expenses varies with its revenue. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     Remedy Corporation ("Remedy" or the "Company") is the world's leading supplier of eCRM and eBusiness infrastructure solutions. With over 8,800 sites in production, in more than 70 countries, including over 60% of the Fortune 100, more organizations use Remedy products for eCRM and eBusiness infrastructure management than any other solution. Remedy delivers service solutions that accelerate an organization's move to eBusiness and raise its agility to continually differentiate itself from competitors. Remedy's fast deployment programs and radical adaptability enable organizations to move more quickly to an eBusiness model, and to do so in a differentiated way. By focusing on internal and external service as competitive differentiators, our customers continually improve both their customer interactions and internal operations to raise satisfaction and lower costs.

     The Company was incorporated on November 20, 1990 in Delaware. The Company maintains its executive offices and principal facilities at 1505 Salado Drive, Mountain View, California 94043. Its telephone number is (650) 903-5200.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenue, statement of income data for the periods indicated.

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              ------------
                                                              2000    1999
                                                              ----    ----
Revenue:
  Products..................................................   57%     55%
  Maintenance and service...................................   43%     45%
                                                              ---     ---
          Total revenue.....................................  100%    100%
Costs and expenses:
  Cost of product revenue...................................    4%      2%
  Cost of maintenance and service revenue...................   18%     18%
  Research and development..................................   18%     22%
  Sales and marketing.......................................   42%     42%
  General and administrative................................    5%      5%
  Amortization of goodwill and other intangibles............    3%      2%
                                                              ---     ---
          Total costs and expenses..........................   90%     91%
                                                              ---     ---
Income from operations......................................   10%      9%
Interest income, net........................................    3%      3%
                                                              ---     ---
Income before provision for income taxes....................   13%     12%
Provision for income taxes..................................    4%      4%
                                                              ---     ---
Net income..................................................    9%      8%
                                                              ---     ---

REVENUE

     The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition", as amended. The Company derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes and rights to upgrades on a when-and-if available basis for a stated term of generally one year. Services range from training and basic consulting to software modification to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, support and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on objective evidence which is specific to the Company.

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

     The Company distributes the majority of its products through its direct sales organization which is complemented by indirect sales channels, including value added resellers (VARs), system integrators (SIs) and independent software vendors (ISVs). Billings derived through indirect channels accounted for approximately 46% of the Company's total billings for the quarters ended March 31, 2000 and March 31, 1999. The

Company expects that billings derived through indirect channels, while growing in absolute dollar amounts, will fluctuate as a percentage of total billings.

     PRODUCT REVENUE. The Company currently derives substantially all of its product revenue from licenses of the Action Request System and applications which are built upon the AR System foundation. Revenue from product licenses increased 51% to $35.4 million for the quarter ended March 31, 2000 from $23.4 million in the comparable quarter in 1999. The growing acceptance of the Company's software solutions in both U.S. and international markets has been a major factor in this increase. International sales accounted for approximately 35% and 32% of the Company's total revenue for the quarters ended March 31, 2000 and March 31, 1999, respectively. The growth of revenue in absolute dollars is largely a result of the Company's sales and marketing efforts and the increased acceptance of the Action Request System and related eBusiness Infrastructure Management adaptable applications. The Company intends to continue to enhance its current software products as well as to develop new software products. As a result, the Company anticipates that revenue from product licenses will continue to represent a majority of its revenue in the foreseeable future.

     MAINTENANCE AND SERVICE REVENUE. Revenue from maintenance and services increased by 40% to $26.5 million for the quarter ended March 31, 2000 from $19.0 million in the comparable quarter in 1999. The growth of maintenance and service revenue in absolute dollars is primarily due to the renewal of maintenance contracts after the initial one-year term and increased licensing activity, which has resulted in increased revenue from ancillary sources such as maintenance, support, training and consulting services. Although prior quarters' licensing growth has resulted in increased revenue from maintenance and support, training and consulting services, the Company expects that prior growth rates of the Company's installed base and, consequently, in the Company's service revenue, may not be sustainable in the future.

COSTS AND EXPENSES

     COST OF PRODUCT REVENUE. Costs of product revenue consist primarily of costs related to product media and duplication, manuals, packaging materials, personnel, shipping expenses and royalties paid to third-party vendors. Cost of product revenue increased to $2.4 million for the quarter ended March 31, 2000 from $0.9 million for the comparable quarter in 1999, representing 7% and 4% of the related product revenue in such quarters, respectively. The increase in cost of product revenue as a percentage of product revenue and in absolute dollars primarily relates to an increase in royalties paid to third party vendors as well as the higher volumes of product shipped in successive quarters. Cost of product revenue does not include amortization of capitalized software development costs as all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred. The Company believes that cost of product revenue will increase in absolute dollar amounts in the future.

     COST OF MAINTENANCE AND SERVICE REVENUE. Costs of maintenance and service revenue consist primarily of personnel related costs incurred in providing telephone support, consulting services and training to customers. Cost of maintenance and service revenue increased to $11.0 million for the quarter ended March 31, 2000 from $7.7 million in the comparable quarter in 1999, representing 42% and 41% of the related maintenance and service revenue for the respective quarters. Cost of maintenance and service revenue as a percentage of the related revenue increased due to the higher cost associated with supporting enterprise customers through maintenance, training and consulting. Cost of maintenance and service revenue in absolute dollars increased significantly, primarily due to costs from increased personnel and third-party implementation providers, including Remedy Approved Consultants (RACs) as the Company continues to invest in its customer support and consulting organizations. The Company believes that cost of maintenance and service revenue will increase in absolute dollar amounts in the future.

     RESEARCH AND DEVELOPMENT. Research and development costs relate to the personnel and equipment costs associated with maintaining and enhancing existing product lines as well as developing new product lines to meet the expanding range of customer requirements. Research and development expenses were $11.3 million and $9.2 million, or 18% and 22% of total revenue, for the quarters ended March 31, 2000 and March 31, 1999, respectively. The decrease in research and development expenses as a percentage of total revenue primarily relates to a slower hiring rate of research and development employees in the quarter ended

March 31, 2000 when compared to the same period in prior year. The increase in research and development expenses in absolute dollar amounts is primarily attributable to increased staffing, outside contractors and associated support for software engineers necessary to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in absolute dollar amounts in the future.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel, as well as promotional expenses. Sales and marketing expenses were $25.8 million and $18.0 million, for the quarters ended March 31, 2000 and March 31, 1999, respectively, or 42% of total revenue. The increase in sales and marketing expenses in absolute dollar amounts is primarily due to the Company increasing sales and marketing resources and marketing activities, including trade shows and promotional activities, to further promote the Company's new and existing products. The Company believes that sales and marketing expenses will continue to increase in absolute dollar amounts in the future as the Company plans to further promote the sales of its expanding product line.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of the salaries and related expenses for executive and finance personnel, professional fees and other corporate expenses. General and administrative expenses were $3.2 million and $2.2 million, for the quarters ended March 31, 2000 and March 31, 1999, respectively, or 5% of total revenue. The increase in absolute dollar amounts is primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in absolute dollar amounts in the future as the Company expands its staffing.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles relates to the purchase of BayStone Software, Inc. in October 1998, the purchase of Pipestream Technologies, Inc. in July 1999, the purchase of Fortress Technologies, Inc. in September 1999 and the purchase of Axtive Software, Inc and Ostream Software, Inc. in February 2000. Goodwill and other intangibles, which consist of $32.0 million of goodwill and $1.3 million of acquired workforce valuation are being amortized on a straight-line basis over a period of four years from the date of acquisition. Amortization expense totaled $1.8 million and $0.8 million for the quarters ended March 31, 2000 and March 31, 1999, respectively. Amortization expense related to the acquisitions is expected to be approximately $8.1 million and $8.3 million, for the twelve months ended December 31, 2000 and December 31, 2001, respectively.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net which consists primarily of interest income earned on the Company's cash and short term investments, was $1.7 million and $1.1 million for the quarters ended March 31, 2000 and March 31, 1999, respectively. The increase is primarily due to larger short term investment balances maintained in the quarter ended March 31, 2000 compared to the same period in 1999, as well as to a lesser extent, increased interest rates over the same comparative period.

     PROVISION FOR INCOME TAXES. The effective tax rate for the quarters ended March 31, 2000 and March 31, 1999 was 32% and 33%, respectively. The effective tax rate for 2000 is lower than the effective tax rate for 1999 primarily due to low-taxed foreign income, partially offset by reduced research and development credit benefits, tax exempt interest and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $22.6 million and $12.1 million during the three months ended March 31, 2000 and March 31, 1999, respectively. The increase in the Company's net cash provided by operations was primarily attributable to the income generated from the current period and collections of accounts receivable balances.

     Net cash used in investing activities was $25.3 million and $14.8 million during the three months ended March 31, 2000 and March 31, 1999, respectively. The increase in the Company's net cash used in investing activities is primarily due to net short-term investment purchases and cash spent on businesses acquired net of a decrease in property and equipment expenditures.

     Purchases of short-term investments exceeded maturities by $13.1 million and $11.7 million for the three months ended March 31, 2000 and March 31, 1999, respectively.

     Cash paid to acquire businesses during the three months ended March 31, 2000 amounted to $10.3 million. The $10.3 million is comprised of $7.5 million spent to acquire Axtive Software, Inc. and $2.8 million spent to acquire Ostream Software, Inc.

     Cash used to purchase property and equipment, primarily for computer workstations, capitalized internal use software, leasehold improvements and file servers for the Company's growing employee base was $2.0 million and $3.1 million during the three months ended March 31, 2000 and March 31, 1999, respectively. The Company's principal commitments consist primarily of leases on its facilities and its telephone system.

     Net cash provided by financing activities during the three months ended March 31, 2000 increased to $10.2 million from $2.8 million during the three months ended March 31, 1999. This comparative increase of $7.4 million is primarily due to the increase in proceeds of $7.2 million from the issuance of common stock under the stock purchase and stock option plans during the three month period ended March 31, 2000, compared to the same three month period in prior year.

     At March 31, 2000, the Company had $54.7 million in cash and cash equivalents, $138.2 million in short-term investments and $195.0 million of working capital.

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

     DEPENDENCE ON NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE; RISK OF PRODUCT BUGS. The client/server and web-based application software market is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend upon its ability to enhance its current products and to develop andintroduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. In 1999, the Company invested significant resources into the research and development, sales and marketing of software applications. The Company is continuing to invest heavily in these efforts in 2000. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and customer requirements, or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected. If the new products currently being developed by the Company do not achieve market acceptance or are not released when expected, the Company's business, operating results and financial condition will be materially adversely affected. Software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered software errors in certain of its new products and enhancements after their introduction and has experienced delays or lost revenue during the period required to correct these errors. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     INTERNATIONAL OPERATIONS. International sales represented approximately 35% of the Company's revenue in the three months ended March 31, 2000. The Company currently has thirteen international wholly-owned subsidiaries, which are primarily sales offices, and are located in the United Kingdom, Ireland, Canada, Germany, France, Spain, Italy, The Netherlands, Sweden, Singapore, Australia, Japan and Hong Kong. One of the Company's strategies is to continue to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources. Traditionally, international operations are characterized by higher operating expenses and lower operating margins. As a result, if international revenues increase as a percentage of total revenue, operating margins may be adversely affected. Costs associated with international expansion include the establishment of additional foreign offices, the hiring of additional personnel, the localization and marketing of its products for particular foreign markets and the development of relationships with additional international service providers. If international revenue is not adequate to offset the expense of expanding foreign operations, the Company's business, operating results or financial condition could be materially adversely affected.

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

     PRODUCT CONCENTRATION. The Company currently derives the majority of its revenue from licenses of the AR System, the applications Remedy provides, which are built upon the AR System foundation, and related services. Broad market acceptance of the Company's products is critical to the Company's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of the AR System foundation and applications as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of the AR System foundation and other applications, specifically eCRM and eBusiness Infrastructure Management applications. There can be no assurance that the Company will continue to be successful in marketing the AR System or any new or enhanced products or applications. In 2000, the Company continues to invest significant resources into the research and development, sales and marketing of new software applications. However, the Company believes that its success in expanding its product line will depend largely on new products achieving market acceptance and technological competitiveness.

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

     EXPANSION OF INDIRECT CHANNELS. An integral part of the Company's strategy is to continue to develop the marketing channels of value-added resellers
(VARs), system integrators (SIs) and independent software vendors (ISVs). VARs, SIs and ISVs accounted for approximately 46% of the Company's total billings in the three month period ended March 31, 2000. If these marketing channels increase as a percentage of sales, the Company's operating margins may be adversely affected due to the lower unit prices that the Company receives when selling through indirect channels. There can be no assurance that the Company will be able to attract VARs, SIs and ISVs that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. In addition, the Company's agreements with VARs, SIs and ISVs are not exclusive and in many cases may be terminated by either party without cause, and many of the Company's VARs, SIs and ISVs carry competing product lines. Therefore, there can be no assurance that any VAR, SI or ISV will continue to represent the Company's products, and the inability to recruit, or the loss of important VARs, SIs or ISVs could adversely affect the Company's results of operations.

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

     LIMITED OPERATING HISTORY; FUTURE OPERATING RESULTS UNCERTAIN; NEED TO INCREASE SALES FORCE. The Company was incorporated in November 1990 and began shipping products in December 1991. Although the Company has experienced significant absolute dollar growth in revenue in recent years, there can be no assurance that the prior growth rates are sustainable or indicative of future operating results or that the Company will remain profitable on a quarterly or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales organization and indirect distribution

Ichannels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenue derived from indirect channels, which may have lower gross margins than direct sales. In particular, the Company intends to hire a significant number of additional sales personnel in 2000 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. The Company increased the size of its sales organization from 157 to 189 in 1998, from 189 to 242 in 1999 and from 242 to 254 in the quarter ended March 31, 2000. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified sales persons. If the Company is unable to hire such personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected. The Company intends to invest significantly in its business in order to maintain a competitive position and as a result, current operating margins may not be sustainable in the future.

     EMPLOYMENT MARKET. The Company's future success depends, in part, on its continuing ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. As a majority of the Company's workforce is located in the competitive employment market of the Silicon Valley in California, competition for personnel is intense, and there can be no assurance that the Company can attract, assimilate or retain adequate levels of technical, sales, marketing and managerial personnel in the future. Any failure of the Company to attract and retain such qualified employees could have a material adverse effect on its business, operating results and financial condition.

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

     ADDITIONAL RISKS. The Company's business entails a variety of additional risks not mentioned above, such as Management of Growth; Dependence Upon Key Personnel, Dependence on Proprietary Technology; Risks of Infringement and Product Liability which are set forth in the "Factors That May Affect Future Operating Results" section of the Company's 1999 Report on Form 10-K filed with the Securities and Exchange Commission in March 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates primarily relates to the Company's investment portfolio. As stated in its policy, the Company is averse to principal loss and seeks to preserve its invested funds by limiting issuer risk, default risk, liquidity risk and interest rate risk. The Company limits issuer risk by placing its investments with high credit quality issuers and, by policy, limiting the amount of credit exposure to any one issuer. The Company mitigates default and liquidity risks by investing in only high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Company mitigates interest rate risk by only allowing suitable investments to be made in taxable and non-taxable U.S. as well as foreign instruments. All of the Company's investments in aggregate have a weighted average remaining maturity of less than one year at any given point in time. For a tabular presentation of interest rate risk sensitive instruments, including the carrying value, market value and related weighted average interest rates for the Company's investment portfolio as of December 31, 1999 and December 31, 1998, see the Company's 1999 Form 10-K filed with the Securities and Exchange Commission in March 2000.

     FOREIGN CURRENCY RISK. The Company transacts business in various foreign currencies, primarily in Europe. As some revenues are denominated in currencies other than U.S. dollars, the Company will be subject to the risks associated with foreign exchange rate fluctuations. In addition, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period. In the fourth quarter of 1999, the Company began invoicing in currencies other than U.S. dollars, and as a result, the Company has entered into hedging activities in order to minimize the exposure of the United States Dollar (USD) value of foreign currency denominated sales. In the future, more of the Company's revenues may be denominated in currencies other than U.S. dollars and, as a result, the Company's exposure in the future may fluctuate depending upon the nature and success of the hedging activities. Accordingly, due to the substantial volatility of foreign exchange rates, the Company's business, operating results or financial condition could be materially adversely affected. See Note 6 of Notes to Condensed Consolidated Financial Statements.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

    NUMBER                       EXHIBIT DESCRIPTION
    ------                       -------------------
    27.1..   Financial Data Schedule (Filed Electronically)

     (b) Reports on Form 8-K:

     None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REMEDY CORPORATION

                                                    /s/ RON J. FIOR
                                          --------------------------------------
                                                       Ron J. Fior
                                          Vice President, Finance & Operations,
                                                 Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                                        Financial
                                                 and Accounting Officer)

Dated: May 12, 2000

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27.1                         Financial Data Schedule (Filed Electronically)