Form 10-Q
period 2000-06-30
REMEDY CORP
filed 2000-08-11
CIK 936653

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 31,623,418 shares of the Company's Common Stock, par value $.00005, outstanding on August 3, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of June 30, 2000
         and December 31, 1999.......................................      1
         Condensed Consolidated Statements of Income for the Three
         and Six Months Ended June 30, 2000 and June 30, 1999........      2
         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2000 and June 30, 1999................      3
         Notes to Condensed Consolidated Financial Statements........      4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      8
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     17

                          PART II. OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders.........     18
Item 6.  Exhibits and Reports on Form 8-K............................     18
SIGNATURE............................................................     19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               REMEDY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000          1999(1)
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 66,044        $ 47,302
  Short-term investments....................................    145,283         125,116
  Accounts receivable, net..................................     56,393          64,105
  Prepaid expenses and other current assets.................      9,318           7,383
  Deferred tax assets.......................................     10,755           6,831
                                                               --------        --------
          Total current assets..............................    287,793         250,737
Property and equipment, net.................................     17,007          14,945
Other non-current assets....................................      3,034           2,996
Goodwill and other intangible assets, net...................     30,288          18,809
                                                               --------        --------
                                                               $338,122        $287,487
                                                               ========        ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  4,100        $  1,861
  Accrued compensation and related liabilities..............     14,194          15,432
  Income taxes payable......................................         --           1,341
  Other accrued liabilities.................................     16,805          15,395
  Deferred revenue..........................................     43,648          38,828
  Current portion of obligations under capital leases.......         18              67
                                                               --------        --------
          Total current liabilities.........................     78,765          72,924
Noncurrent portion of obligations under capital leases......         18              23
Stockholders' equity:
  Common stock and additional paid-in capital...............    172,899         141,546
  Treasury Stock (2,002,300 shares).........................    (31,267)        (31,267)
  Notes receivable from stockholders........................        (45)            (45)
  Accumulated other comprehensive income....................       (404)              9
  Retained earnings.........................................    118,156         104,297
                                                               --------        --------
          Total stockholders' equity........................    259,339         214,540
                                                               --------        --------
                                                               $338,122        $287,487
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

                               REMEDY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
Revenue:
  Products..........................................  $39,750    $32,065    $75,170    $55,494
  Maintenance and service...........................   29,376     20,971     55,888     39,942
                                                      -------    -------    -------    -------
          Total revenue.............................   69,126     53,036    131,058     95,436
Costs and expenses:
  Cost of product revenue...........................    2,387      1,663      4,789      2,541
  Cost of maintenance and service revenue...........   12,568      8,916     23,605     16,629
  Research and development..........................   12,836     10,204     24,122     19,418
  Sales and marketing...............................   25,218     20,184     50,990     38,192
  General and administrative........................    4,335      3,260      7,574      5,418
  Amortization of goodwill and other intangibles....    2,203        713      4,032      1,461
                                                      -------    -------    -------    -------
          Total costs and expenses..................   59,547     44,940    115,112     83,659
Income from operations..............................    9,579      8,096     15,946     11,777
Interest income and other, net......................    2,408      1,194      4,082      2,284
                                                      -------    -------    -------    -------
Income before provision for income taxes............   11,987      9,290     20,028     14,061
Provision for income taxes..........................    3,596      3,066      6,169      4,640
                                                      -------    -------    -------    -------
Net income..........................................  $ 8,391    $ 6,224    $13,859    $ 9,421
                                                      =======    =======    =======    =======
Net income per share:
  Basic.............................................  $  0.27    $  0.22    $  0.45    $  0.33
                                                      =======    =======    =======    =======
  Diluted...........................................  $  0.24    $  0.21    $  0.41    $  0.31
                                                      =======    =======    =======    =======
Shares used in computing per share amounts:
  Basic.............................................   31,235     28,650     30,827     28,574
                                                      =======    =======    =======    =======
  Diluted...........................................   34,316     30,252     34,200     30,150
                                                      =======    =======    =======    =======

                            See accompanying notes.

                               REMEDY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  13,859    $   9,421
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................      4,200        3,568
     Amortization of goodwill and other intangibles.........      4,032        1,461
Changes in assets and liabilities:
  Accounts receivable.......................................      7,712        1,380
  Prepaid expenses and other current assets.................      8,006       (1,727)
  Deferred tax asset........................................     (3,924)          --
  Accounts payable..........................................      2,239        1,646
  Accrued compensation and related liabilities..............     (1,238)        (625)
  Income taxes payable......................................     (1,341)       1,226
  Other accrued liabilities.................................        446         (209)
  Other non-current assets..................................        (38)          --
  Deferred revenue..........................................      4,820          963
                                                              ---------    ---------
          Net cash provided by operating activities.........     38,773       17,104
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments.........................   (312,468)    (174,626)
Maturities of short-term investments........................    292,301      152,170
Other non-current assets....................................         --       (2,000)
Cash paid for businesses acquired, net of cash assumed......    (15,315)          --
Capital expenditures........................................     (5,908)      (5,546)
                                                              ---------    ---------
          Net cash used in investing activities.............    (41,390)     (30,002)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations..........        (54)        (119)
Proceeds from issuance of common stock......................     21,413        8,158
Purchase of treasury stock..................................         --       (8,991)
                                                              ---------    ---------
          Net cash provided by (used in) financing
            activities......................................     21,359         (952)
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents........     18,742      (13,850)
Cash and cash equivalents at beginning of period............     47,302       58,976
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  66,044    $  45,126
                                                              =========    =========

                            See accompanying notes.

                               REMEDY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of June 30, 2000, and the condensed consolidated statements of income for the three months and six months ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, have been prepared by Remedy Corporation ("Remedy" or the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all disclosures required by generally accepted accounting principles.

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

     The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

                               REMEDY CORPORATION

                                  (UNAUDITED)

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                 ----------------------    ---------------------
                                                   2000         1999         2000         1999
                                                 ---------    ---------    ---------    --------
                                                 (IN THOUSANDS, EXCEPT     (IN THOUSANDS, EXCEPT
                                                   PER SHARE AMOUNTS)       PER SHARE AMOUNTS)
Numerator:
  Net Income...................................    $8,391       $6,224      $13,859      $9,421
                                                   ======       ======      =======      ======
Denominator:
  Denominator for basic earnings per
     share-weighted-average shares.............    31,235       28,650       30,827      28,574
  Effect of dilutive securities:
  Employee stock options.......................     3,081        1,602        3,373       1,576
                                                   ------       ------      -------      ------
  Denominator for diluted earnings per share-
     weighted-average shares and dilutive
     securities................................    34,316       30,252       34,200      30,150
                                                   ======       ======      =======      ======
  Basic earnings per share.....................    $ 0.27       $ 0.22      $  0.45      $ 0.33
                                                   ======       ======      =======      ======
  Diluted earnings per share...................    $ 0.24       $ 0.21      $  0.41      $ 0.31
                                                   ======       ======      =======      ======

4. RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activity", which was subsequently amended by Statement No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133". SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statements require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statements permit early adoption as of the beginning of any fiscal quarter. The Company adopted SFAS 133 during the quarter ended September 30, 1999 and subsequently implemented a hedging program related to multi-currency invoicing. The adoption of SFAS 133 did not have a material effect on the Company's financial statements. See Note 6.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B, which extended the transition provision of SAB 101 to December 31, 2000 for a calendar year-end company. The Company believes that its current revenue recognition principles comply with SAB 101.

5. BUSINESS COMBINATIONS

     In June 2000, the Company acquired ESQ System Integrators, Inc. consulting practice (ESQ), a privately held professional service firm specializing in implementation services for Remedy's customer

                               REMEDY CORPORATION

                                  (UNAUDITED)

relationship management (CRM) and eBusiness infrastructure solutions. The purchase price for the acquisition was approximately $5.6 million, consisting of $5.0 million cash and $.6 million of accrued liabilities. Approximately $4.8 million of the purchase price was allocated to goodwill and approximately $0.8 million was allocated to acquired workforce. The acquired workforce valuation was recorded representing the cost to locate, hire and train qualified replacement employees. All intangibles are being amortized on a straight-line basis over a period of four years from the date of acquisition. Approximately $0.1 million of intangibles have been amortized as of June 30, 2000. The total cost of the ESQ acquisition is expected to be approximately $7.3 million, which consists of the $5.6 million purchase price as well as employee related costs of $1.7 million. Employee related costs comprised primarily of retention bonuses, which will be expensed over the appropriate service period. The acquisition was accounted for under the purchase method and accordingly, ESQ's operating results have been included in the Company's consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented since the effect of this acquisition was not material to the Company's consolidated financial position or results of operations.

6. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments principally to minimize the exposures to the United States Dollar (USD) value of foreign currency denominated sales and expenses. The Company began pricing its products in multiple currencies during the fourth quarter of 1999, and in preparation, foreign exchange forward and simple purchase option contracts were entered into beginning in the quarter ended September 30, 1999 to hedge the risk that the USD value of the foreign currency denominated sales and expenses may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period. At June 30, 2000, the Company had hedged transactions via Pound Sterling and Euro denominated cash flow hedges, using forward contracts that generally have maturities of six months or less.

     The Company records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are reflected, in stockholders' equity as a component of other comprehensive income. These gains and losses are reclassified into earnings in the period in which the sales and expenses being hedged are recognized. However, if any of these contracts were considered to be ineffective in offsetting the change in the forecasted cash flows relating to the sales being hedged, any changes in fair value relating to the ineffective portion of these contracts would be immediately recognized in earnings.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Changes in the time value of option contracts are excluded from this effectiveness assessment and recorded directly in earnings. During the quarter ended June 30, 2000 no charge representing the change in option time values, was recorded in earnings.

     As of June 30, 2000, the Company included the fair value of forward contracts of $200,000 in prepaid expenses and other current assets in its consolidated balance sheet. The company had no simple purchase option contracts at June 30, 2000.

     At June 30, 2000, the Company had a balance of $70,000 in other comprehensive income related to future transactions. The other comprehensive income balance at June 30, 2000 is expected to be recognized into earnings within the next twelve months. A loss of $62,000 was reclassed into earnings from other comprehensive income for the quarter ended June 30, 2000 upon recognition of the related revenue and expenses.

                               REMEDY CORPORATION

                                  (UNAUDITED)

7. SUBSEQUENT EVENT

     On July 26, 2000, the Board of Directors authorized management of the Company to purchase up to 3 million shares or approximately 10 percent of the Company's outstanding shares of common stock over the next twelve months. The Company plans to purchase the shares on the open market from time to time, depending on market conditions. The repurchase will be funded from Remedy's cash and short-term investments that totaled $211 million as of June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors including, but not limited to, those discussed in the "Factors That May Affect Future Operating Results" section on page 14 of this report and in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission in March 2000, such as increased competition, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, the Company's ability to attract and retain highly qualified technical, sales, marketing and managerial personnel, foreign currency exchange rates and general economic factors. Furthermore, the Company has often recognized a substantial portion of its revenue in the last month of a quarter, with this revenue frequently concentrated in the last week of a quarter. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter, and revenue for any future quarter is not predictable with any degree of certainty. Product revenue is also difficult to forecast because the market for client/server and web-based application software products is rapidly evolving, and the Company's sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. In addition, the Company expects that sales derived through indirect channels, which are harder to predict and have lower margins than direct sales, may increase as a percentage of total revenue. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of the Company's expenses varies with its revenue. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     Remedy Corporation ("Remedy" or the "Company") is the world's leading supplier of eCRM and eBusiness infrastructure solutions. With over 9,100 sites in production, more organizations use Remedy products for eCRM and eBusiness infrastructure management than any other solution. Remedy delivers service solutions that accelerate an organization's move to eBusiness and raise its agility to continually differentiate itself from competitors. Remedy's fast deployment programs and radical adaptability enable organizations to move more quickly to an eBusiness model, and to do so in a differentiated way. By focusing on internal and external service as competitive differentiators, our customers continually improve both their customer interactions and internal operations to raise satisfaction and lower costs.

     The Company was incorporated on November 20, 1990 in Delaware. The Company maintains its executive offices and principal facilities at 1505 Salado Drive, Mountain View, California 94043. Its telephone number is (650) 903-5200.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenue, statement of income data for the periods indicated.

                                                              THREE MONTHS     SIX MONTHS
                                                                 ENDED           ENDED
                                                                JUNE 30,        JUNE 30,
                                                              ------------    ------------
                                                              2000    1999    2000    1999
                                                              ----    ----    ----    ----
Revenue:
  Products..................................................   58%     60%     57%     58%
  Maintenance and service...................................   42%     40%     43%     42%
                                                              ---     ---     ---     ---
          Total revenue.....................................  100%    100%    100%    100%
Costs and expenses:
  Cost of product revenue...................................    3%      3%      4%      3%
  Cost of maintenance and service revenue...................   18%     17%     18%     17%
  Research and development..................................   19%     19%     18%     20%
  Sales and marketing.......................................   36%     38%     39%     40%
  General and administrative................................    6%      6%      6%      6%
  Amortization of goodwill and other intangibles............    3%      2%      3%      2%
                                                              ---     ---     ---     ---
          Total costs and expenses..........................   86%     85%     88%     88%
Income from operations......................................   14%     15%     12%     12%
Interest income and other, net..............................    3%      2%      3%      3%
                                                              ---     ---     ---     ---
Income before provision for income taxes....................   17%     17%     15%     15%
Provision for income taxes..................................    5%      5%      5%      5%
                                                              ---     ---     ---     ---
Net income..................................................   12%     12%     11%     10%
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

     The Company distributes the majority of its products through its direct sales organization, which is complemented by indirect sales channels, including value added resellers (VARs), system integrators (SIs) and independent software vendors (ISVs). Billings derived through indirect channels accounted for approximately 47% of the Company's total billings for the quarter ended June 30, 2000 and 52% for the comparable period in 1999 and approximately 47% for the six months ended June 30, 2000 and 49% in the comparable period in 1999. The Company expects that billings derived through indirect channels, while growing in absolute dollar amounts, will fluctuate as a percentage of total billings.

     PRODUCT REVENUE. The Company currently derives substantially all of its product revenue from licenses of the Action Request System ("AR System") and applications, which are built upon the AR System foundation. Revenue from product licenses increased 24% to $39.8 million for the quarter ended June 30, 2000 from $32.1 million in the comparable quarter in 1999. Product license fees increased 35% to $75.2 million for the six months ended June 30, 2000 from $55.5 million in the comparable period in 1999. The growing acceptance of the Company's software solutions in both U.S. and international markets has been a major factor in this increase. International sales accounted for approximately 36% and 34% of the Company's total revenue for the quarters ended June 30, 2000 and June 30, 1999, respectively. International sales accounted for approximately 36% of the Company's total revenue for the six months ended June 30, 2000 and 33% in the comparable period in 1999. The growth of revenue in absolute dollars is largely a result of the Company's sales and marketing efforts and the increased acceptance of the Company's new product lines, such as the Remedy Help Desk(TM) and the eCRM suite. The Company intends to continue to enhance its current software products as well as to develop new software products. As a result, the Company anticipates that revenue from product licenses will continue to represent a majority of its revenue in the foreseeable future. Remedy has experienced significant absolute dollar growth in revenue in recent years, in order to sustain this trend the Company needs to hire and retain additional highly qualified sales persons in the future.

     MAINTENANCE AND SERVICE REVENUE. Revenue from maintenance and services increased by 40% to $29.4 million for the quarter ended June 30, 2000 from $21.0 million in the comparable quarter in 1999. Revenue from services increased by 40% to $55.9 million for the six months ended June 30, 2000 from $39.9 million in the comparable 1999 period. The growth of maintenance and service revenue in absolute dollars is primarily due to the renewal of maintenance contracts after the initial one-year term and increased licensing activity, which has resulted in increased revenue from ancillary sources such as maintenance, support, training and consulting services. Although prior quarters' licensing growth has resulted in increased revenue from maintenance and support, training and consulting services, the Company expects that prior growth rates of the Company's installed base and, consequently, in the Company's service revenue, may not be sustainable in the future.

  COSTS AND EXPENSES

     COST OF PRODUCT REVENUE. Costs of product revenue consist primarily of costs related to product media and duplication, manuals, packaging materials, personnel, shipping expenses and royalties paid to third-party vendors. Cost of product revenue increased to $2.4 million for the quarter ended June 30, 2000 from $1.7 million for the comparable quarter in 1999, representing 6% and 5% of the related product revenue, respectively. Cost of product revenue increased to $4.8 million for the six months ended June 30, 2000 from $2.5 million in the comparable 1999 period, representing 6% and 5% of the related product revenue in such periods, respectively. The increase in cost of product revenue as a percentage of product revenue and in absolute dollars primarily relates to an increase in royalties paid to third party vendors as well as the higher volumes of product shipped in successive quarters. Cost of product revenue does not include amortization of capitalized software development costs as all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred. The Company believes that cost of product revenue will increase in absolute dollar amounts in the future.

     COST OF MAINTENANCE AND SERVICE REVENUE. Costs of maintenance and service revenue consist primarily of personnel related costs incurred in providing telephone support, consulting services and training to customers. Cost of maintenance and service revenue increased to $12.6 million for the quarter ended June 30, 2000 from $8.9 million in the comparable quarter in 1999, representing 43% of the related maintenance and service revenue for both quarters. Cost of maintenance and service revenue increased to $23.6 million for the six months ended June 30, 2000 from $16.6 million in the comparable 1999 period, representing 42% of the related maintenance and service revenue in both periods. Cost of maintenance and service revenue in absolute dollars increased significantly, primarily due to costs from increased personnel and third-party implementation providers, including Remedy Approved Consultants (RACs) as the Company continues to invest in its customer support and consulting organizations. The Company believes that cost of maintenance and service revenue will increase in absolute dollar amounts in the future.

     RESEARCH AND DEVELOPMENT. Research and development costs relate to the personnel and equipment costs associated with maintaining and enhancing existing product lines as well as developing new product lines to meet the expanding range of customer requirements. Research and development expenses were $12.8 million and $10.2 million for the quarters ended June 30, 2000 and June 30, 1999, respectively, representing 19% of total revenue for both periods. Research and development expenses increased to $24.1 million for the six months ended June 30, 2000 from $19.4 million in the comparable period in 1999, or 18% and 20% of total revenue, respectively. The decrease in research and development expenses as a percentage of total revenue primarily relates to a slower hiring rate of research and development employees and consequently fewer expenditures related to research and development activities in the six month period ended June 30, 2000 when compared to the same period in prior year. The increase in research and development expenses in absolute dollar amounts is primarily attributable to increased staffing, outside contractors and associated support for software engineers necessary to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in absolute dollar amounts in the future.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel, as well as promotional expenses. Sales and marketing expenses were $25.2 million and $20.2 million, for the quarters ended June 30, 2000 and June 30, 1999, or 36% and 38% of total revenue, respectively. Sales and marketing expenses increased to $51.0 million for the six months ended June 30, 2000 from $38.2 million in the comparable 1999 period, or 39% and 40% of total revenue, respectively. The increase in sales and marketing expenses in absolute dollar amounts is primarily due to the Company increasing number of sales and marketing employees and marketing activities, including trade shows and promotional activities, to further promote the Company's new and existing products. The Company believes that sales and marketing expenses will continue to increase in absolute dollar amounts in the future as the Company plans to further promote the sales of its expanding product line and increase the size of its sales and marketing organization.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of the salaries and related expenses for executive and finance personnel, professional fees and other corporate expenses. General and administrative expenses were $4.3 million and $3.3 million, for the quarters ended June 30, 2000 and June 30, 1999, respectively, or 6% of total revenue for both quarters. General and administrative expenses increased to $7.6 million for the six months ended June 30, 2000 from $5.4 million for the comparable 1999 period, representing 6% of total revenue for both periods. The increase in absolute dollar amounts is primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in absolute dollar amounts in the future as the Company expands its staffing.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles relates to the purchase of BayStone Software, Inc. in October 1998, the purchase of Pipestream Technologies, Inc. in July 1999, the purchase of Fortress Technologies, Inc. in September 1999, the purchase of Axtive Software, Inc. in February 2000, the purchase of Ostream Software, Inc. in February 2000, and the purchase of ESQ Systems Integrators, Inc. in June 2000. Goodwill and other intangibles, which consist of $36.8 million of goodwill and $2.1 million of acquired workforce valuation are being amortized on a straight-line basis over a period of four years from the date of acquisition. Amortization expense totaled $2.2 million and $0.7 million for the quarters ended June 30, 2000 and June 30, 1999, respectively. Amortization expense totaled $4.0 million and $1.5 million for the six months ended June 30, 2000 and June 30, 1999, respectively. Amortization expense related to the acquisitions is expected to be approximately $8.9 million and $9.7 million, for the twelve months ending December 31, 2000 and December 31, 2001, respectively.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net consists primarily of interest income earned on the Company's cash and short term investments, was $2.4 million and $1.2 million for the quarters ended June 30, 2000 and June 30, 1999, respectively. Interest income and other, net increased to $4.1 million for the six months ended June 30, 2000 from $2.3 million for the comparable 1999 period. The increase is primarily due to larger short-term investment balances maintained in the quarter ended June 30, 2000 compared to the same period in 1999, as well as to a lesser extent, increased interest rates over the same comparative period.

     PROVISION FOR INCOME TAXES. The effective tax rate for the quarters ended June 30, 2000 and June 30, 1999 was 30% and 33%, respectively. The effective tax rate for the six months ended June 30, 2000 and June 30, 1999 was 31% and 33%, respectively. The effective tax rate for 2000 is lower than the effective tax rate for 1999 due to higher amounts of low-taxed foreign income and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $38.8 million and $17.1 million during the six months ended June 30, 2000 and June 30, 1999, respectively. The increase in the Company's net cash provided by operations was primarily attributable to the income generated from the current period and collections of accounts receivable balances.

     Net cash used in investing activities was $41.4 million and $30.0 million during the six months ended June 30, 2000 and June 30, 1999, respectively. The increase in the Company's net cash used in investing activities is primarily due to net short-term investment purchases and cash spent on businesses acquired.

     Purchases of short-term investments exceeded maturities by $20.2 million and $22.5 million for the six months ended June 30, 2000 and June 30, 1999, respectively.

     Cash paid to acquire businesses during the six months ended June 30, 2000 amounted to $15.3 million. The $15.3 million is comprised of $7.5 million spent to acquire Axtive Software, Inc., $2.8 million spent to acquire Ostream Software, Inc. and $5.0 million spent to acquire ESQ Systems Integrators, Inc.

     Cash used to purchase property and equipment, primarily for computer workstations, capitalized internal use software, leasehold improvements and file servers for the Company's growing employee base was $5.9 million and $5.5 million during the six months ended June 30, 2000 and June 30, 1999, respectively. The Company's principal commitments consist primarily of leases on its facilities and its telephone system.

     Net cash provided by financing activities during the six months ended June 30, 2000 increased to $21.4 million from $1.0 million used by financing activities during the six months ended June 30, 1999. This comparative increase of $22.4 million is primarily due to the increase in proceeds of $13.3 million from the issuance of common stock under the stock purchase and stock option plans during the six month period ended June 30, 2000, compared to the same six month period in prior year, as well as $9.0 million used to purchase treasury stock in the six month period ended June 30, 1999.

     At June 30, 2000, the Company had $66.0 million in cash and cash equivalents, $145.3 million in short-term investments and $209.0 million of working capital.

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

     On July 26, 2000, the Board of Directors authorized management of the Company to purchase up to 3 million shares or approximately 10 percent of the Company's outstanding shares of common stock over the next twelve months. The Company plans to purchase the shares on the open market from time to time, depending on market conditions. The repurchase will be funded from Remedy's cash and short-term investments that totaled $211 million as of June 30, 2000.

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

     INTERNATIONAL OPERATIONS. International sales represented approximately 36% of the Company's revenue in the six months ended June 30, 2000. The Company currently has thirteen international wholly owned subsidiaries, which are primarily sales offices, and are located in the United Kingdom, Ireland, Canada, Germany, France, Spain, Italy, The Netherlands, Sweden, Singapore, Australia, Japan and Hong Kong. One of the Company's strategies is to continue to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources. Traditionally, international operations are characterized by higher operating expenses and lower operating margins. As a result, if international revenues increase as a percentage of total revenue, operating margins may be adversely affected. Costs associated with international expansion include the establishment of additional foreign offices, the hiring of additional personnel, the localization and marketing of its products for particular foreign markets and the development of relationships with additional international service providers. If international revenue is not adequate to offset the expense of expanding foreign operations, the Company's business, operating results or financial condition could be materially adversely affected.

     The Company's international operations are subject to other risks inherent in international business activities and generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, product acceptance in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws, changes in foreign currency exchange rates and general economic conditions in such countries. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's results of operations. In addition, because a substantial majority of the Company's international sales are indirect, any material increase in the Company's international sales as a percentage of total revenue may adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels.

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

     EMPLOYMENT MARKET; NEED TO INCREASE SALES FORCE. The Company's future success depends, in part, on its continuing ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. As a majority of the Company's workforce is located in the competitive employment market of the Silicon Valley in California, competition for personnel is intense, and there can be no assurance that the Company can attract, assimilate or retain adequate levels of technical, sales, marketing and managerial personnel in the future. In particular, the Company intends to hire a significant number of additional sales personnel in 2000 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. The Company increased the size of its sales organization from 157 to 189 in 1998, from 189 to 242 in 1999 and from 242 to 275 in the six-month period ended June 30, 2000. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified sales persons. Any failure of the Company to attract and retain such qualified employees could have a material adverse effect on its business, operating results and financial condition.

     RISKS ASSOCIATED WITH SELLING TO LARGE ENTERPRISE CUSTOMERS. The Company has recently increased its efforts to sell its products to large enterprise customers, and has devoted significant management and financial resources to achieving this goal. If successful, large enterprise customers are expected to deploy the Company's products in business critical operations, which involve significant capital and management commitments, by such customers. Potential large enterprise customers generally commit significant resources to an evaluation of available enterprise software and require the Company to expend substantial time, effort and money educating them about the value of the Company's solutions. Sales of the Company's products to such customers require an extensive sales effort throughout a customer's organization because decisions to purchase such products generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including factors over which the Company has little or no control, may cause potential large enterprise customers to favor a particular supplier or to delay or forego a purchase. As a result of these or other factors, the sales cycle for the Company's products is long, typically ranging between three and nine months. As a result of the length of the sales cycle and the significant selling expenses resulting from selling into the large enterprise, the Company's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large transactions to which the Company has devoted significant resources could have a material adverse effect on the Company's business, operating results or financial condition and could cause significant variations in the Company's operating results from quarter to quarter.

     EXPANSION OF INDIRECT CHANNELS. An integral part of the Company's strategy is to continue to develop the marketing channels of value-added resellers
(VARs), system integrators (SIs) and independent software vendors (ISVs). VARs, SIs and ISVs accounted for approximately 47% of the Company's total billings in the six-month period ended June 30, 2000. If these marketing channels increase as a percentage of sales, the Company's operating margins may be adversely affected due to the lower unit prices that the Company receives when selling through indirect channels. There can be no assurance that the Company will be able to attract VARs, SIs and ISVs that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. In addition, the Company's agreements with VARs, SIs and ISVs are not exclusive and in many cases may be terminated by either party without cause, and many of the Company's VARs, SIs and ISVs carry competing product lines. Therefore, there can be no assurance that any VAR, SI or ISV will continue to represent the Company's products, and the inability to recruit, or the loss of important VARs, SIs or ISVs could adversely affect the Company's results of operations.

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

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. From time to time the Company may acquire or invest in companies, consulting practices, technologies or products that complement the Company's business or its product offerings. Any such acquisitions may result in the use of cash, potentially dilutive issuances of equity securities, the write-off of software development costs or other assets, incurrance of severance liabilities, the amortization of expenses related to goodwill and other intangible assets and/or the incurrance of debt, any of which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. Acquisitions involve numerous additional risks including difficulties in the assimilation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of the Company's business, and the entry into markets in which the Company has little or no direct prior experience. In addition, potential acquisition candidates targeted by the Company may not have audited financial statements, detailed financial information or any degree of internal controls. There can be no assurance that an audit subsequent to any successful completion of an acquisition will not reveal matters of significance, including with respect to revenues, expenses, liabilities, contingent or otherwise, and intellectual property. There can be no assurance that the Company would be successful in overcoming these or any other significant risks encountered and the failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

     LIMITED OPERATING HISTORY; FUTURE OPERATING RESULTS UNCERTAIN. The Company was incorporated in November 1990 and began shipping products in December 1991. Although the Company has experienced significant absolute dollar growth in revenue in recent years, there can be no assurance that the prior growth rates are sustainable or indicative of future operating results or that the Company will remain profitable on a quarterly or annual basis. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. Future operating results will depend on many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in expanding its direct sales organization and indirect distribution channels, the ability of the Company to develop and market new products and control costs, and the percentage of the Company's revenue derived from indirect channels, which may have lower gross margins than direct sales. The Company intends to invest significantly in its business in order to maintain a competitive position and as a result, current operating margins may not be sustainable in the future.

     YEAR 2000. The "Year 2000 problem" relates to the potential for computer systems to improperly recognize date sensitive information in the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     In 1999, the Company spent $0.7 million for its Year 2000 remediation, which included expenditures for consulting, equipment and internal personnel. Subsequent to the rollover to the Year 2000, the Company is not aware of any material Year 2000 operational issues or costs associated with its internal IT systems and non-IT systems or its products and the Company does not expect to experience any in the future. The Company may potentially experience unanticipated post Year 2000 problems caused by undetected errors in both technology utilized for IT systems and vendors with whom Remedy does business. The Company will continually monitor suppliers of systems, software and services for any subsequent post Year 2000 effects on the Company's internal business processes. Any post Year 2000 compliance problems of either the Company or its vendors could materially adversely affect the Company's business, results of operations, financial condition and prospects.

     ADDITIONAL RISKS. The Company's business entails a variety of additional risks not mentioned above, such as Management of Growth; Dependence Upon Key Personnel; Dependence on Proprietary Technology; Risks of Infringementand Product Liability which are set forth in the "Factors That May Affect Future Operating Results" section of the Company's 1999 Report on Form 10-K filed with the Securities and Exchange Commission in March 2000.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 26, 2000, the Annual Meeting of Stockholders of Remedy Corporation was held in Mountain View, California. Of the 30,793,431 shares outstanding as of March 31, 2000, the record date, holders of 28,671,677 shares were present or represented by proxy at the meeting.

     An election of directors was held, with the following individuals being elected to the Board of Directors of the Company:

Lawrence L. Garlick..................  (24,543,614 votes for, 4,128,063 votes withheld)
David A. Mahler......................  (27,767,757 votes for, 903,920 votes withheld)
Harvey C. Jones, Jr..................  (24,548,152 votes for, 4,123,525 votes withheld)
John F. Shoch........................  (28,583,778 votes for, 87,899 votes withheld)
Sheri Anderson.......................  (28,580,828 votes for, 90,849 votes withheld)

     Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

          1. To approve amendment to the 1995 Employee Stock Option/Stock Issuance Plan, including an increase to the number of shares available, as described in the proxy statement. (16,297,482 votes in favor, 12,348,122 votes opposed, 26,073 votes abstaining).

          2. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2000. (28,557,358 votes in favor, 105,166 votes opposed, 9,153 votes abstaining).

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

Dated: August 11, 2000