Form 10-Q
period 2000-09-30
REMEDY CORP
filed 2000-11-14
CIK 936653

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION                      IDENTIFICATION NUMBER)

     1505 SALADO DRIVE, MOUNTAIN VIEW, CA                          94043
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (650) 903-5200
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                                 WWW.REMEDY.COM
                        (REGISTRANT'S INTERNET ADDRESS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 30,756,486 shares of the Company's Common Stock, par value $.00005, outstanding on November 3, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       NO.
                                                                       ----
                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30,
         2000 and December 31, 1999..................................    3

         Condensed Consolidated Statements of Income for the Three
         and Nine Months Ended September 30, 2000 and September 30,
         1999........................................................    4

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2000 and September 30, 1999......    5

         Notes to Condensed Consolidated Financial Statements........    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   18

                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................   20

SIGNATURE............................................................   21

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               REMEDY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000          1999(1)
                                                              -------------   ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $ 33,286        $ 47,302
  Short-term investments....................................     162,907         125,116
  Accounts receivable, net..................................      65,124          64,105
  Prepaid expenses and other current assets.................       6,979           7,383
  Deferred tax assets.......................................      10,765           6,831
                                                                --------        --------
          Total current assets..............................     279,061         250,737
Property and equipment, net.................................      18,729          14,945
Other non-current assets....................................       1,249           2,996
Goodwill and other intangible assets, net...................      27,876          18,809
                                                                --------        --------
                                                                $326,915        $287,487
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  3,683        $  1,861
  Accrued compensation and related liabilities..............      10,423          15,432
  Income taxes payable......................................       3,101           1,341
  Other accrued liabilities.................................      19,061          15,395
  Deferred revenue..........................................      47,854          38,828
  Current portion of obligations under capital leases.......          13              67
                                                                --------        --------
          Total current liabilities.........................      84,135          72,924
Noncurrent portion of obligations under capital leases......          --              23
Stockholders' equity:
  Common stock and additional paid-in capital...............     175,195         141,546
  Treasury Stock (3,372,300 and 2,002,300 shares,
     respectively)..........................................     (59,408)        (31,267)
  Notes receivable from stockholders........................         (46)            (45)
  Accumulated other comprehensive income/(loss).............        (436)              9
  Retained earnings.........................................     127,475         104,297
                                                                --------        --------
          Total stockholders' equity........................     242,780         214,540
                                                                --------        --------
                                                                $326,915        $287,487
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

                               REMEDY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------    -------    --------    --------
Revenue:
  Products........................................  $43,782    $38,291    $118,952    $ 93,785
  Maintenance and service.........................   31,197     22,573      87,085      62,514
                                                    -------    -------    --------    --------
          Total revenue...........................   74,979     60,864     206,037     156,299
Costs and expenses:
  Cost of product revenue.........................    2,616      2,053       7,405       4,594
  Cost of maintenance and service revenue.........   11,862      9,718      35,467      26,347
  Research and development........................   13,049     10,221      37,171      29,640
  Sales and marketing.............................   27,349     23,024      78,339      61,216
  General and administrative......................    4,837      3,071      12,411       8,489
  Amortization of goodwill and other
     intangibles..................................    2,437      1,149       6,469       2,609
                                                    -------    -------    --------    --------
          Total costs and expenses................   62,150     49,236     177,262     132,895
Income from operations............................   12,829     11,628      28,775      23,404
Interest income and other, net....................    2,485      1,169       6,567       3,453
Non-recurring charges.............................   (2,000)        --      (2,000)         --
                                                    -------    -------    --------    --------
Income before provision for income taxes..........   13,314     12,797      33,342      26,857
Provision for income taxes........................    3,995      4,223      10,164       8,863
                                                    -------    -------    --------    --------
Net income........................................  $ 9,319    $ 8,574    $ 23,178    $ 17,994
                                                    =======    =======    ========    ========
Net income per share:
  Basic...........................................  $  0.30    $  0.30    $   0.75    $   0.63
                                                    =======    =======    ========    ========
  Diluted.........................................  $  0.28    $  0.27    $   0.69    $   0.59
                                                    =======    =======    ========    ========
Shares used in computing per share amounts:
  Basic...........................................   30,980     28,839      30,878      28,662
                                                    =======    =======    ========    ========
  Diluted.........................................   32,860     31,608      33,754      30,636
                                                    =======    =======    ========    ========

                            See accompanying notes.

                               REMEDY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  23,178    $  17,994
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................      6,682        5,612
     Amortization of goodwill and other intangibles.........      6,468        2,609
  Changes in assets and liabilities:
     Accounts receivable....................................     (1,019)      (7,778)
     Prepaid expenses and other current assets..............     10,345       (1,961)
     Deferred tax asset.....................................     (3,934)          --
     Accounts payable.......................................      1,822         (161)
     Accrued compensation and related liabilities...........     (5,009)         957
     Income taxes payable...................................      1,760        2,827
     Other accrued liabilities..............................      2,670        2,820
     Other non-current assets...............................      1,747         (593)
     Deferred revenue.......................................      9,026        4,228
                                                              ---------    ---------
          Net cash provided by operating activities.........     53,736       26,554
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments.........................   (450,793)    (238,559)
Maturities of short-term investments........................    413,002      215,124
Other non-current assets....................................         --      (11,028)
Cash paid for businesses acquired, net of cash assumed......    (15,339)      (2,000)
Capital expenditures........................................    (10,112)      (7,768)
                                                              ---------    ---------
          Net cash used in investing activities.............    (63,242)     (44,231)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations..........        (77)        (460)
Proceeds from issuance of common stock......................     23,708       13,910
Purchase of treasury stock..................................    (28,141)     (17,290)
                                                              ---------    ---------
          Net cash used in financing activities.............     (4,510)      (3,840)
                                                              ---------    ---------
Net decrease in cash and cash equivalents...................    (14,016)     (21,517)
Cash and cash equivalents at beginning of period............     47,302       58,976
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  33,286    $  37,459
                                                              =========    =========

                            See accompanying notes.

                               REMEDY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of income for the three and nine months ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, have been prepared by Remedy Corporation ("Remedy" or the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all disclosures required by generally accepted accounting principles.

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

     The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

 2. REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition", as amended. The Company derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes and rights to upgrades on a when-and-if available basis for a stated term generally of one year. Services range from training and basic consulting to software modification to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, support and/or other services, the Company allocates the total arrangement fee among the several deliverables based on the relative fair value of each of the deliverables based on objective evidence specific to the Company.

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

     Revenue allocable to support is recognized on a straight-line basis over the periods in which the support is to be provided.

     Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When the services are considered essential, revenue under the arrangement is recognized using contract accounting. When the services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

 3. EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share includes the weighted-average number of common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options and are calculated by using the treasury stock method.

                               REMEDY CORPORATION

                                  (UNAUDITED)

     The following table sets forth the computation of basic and diluted earnings per share:

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
  Net Income........................................  $ 9,319    $ 8,574    $23,178    $17,994
                                                      =======    =======    =======    =======
Denominator:
  Denominator for basic earnings per share-weighted-
     average shares.................................   30,980     28,839     30,878     28,662
  Effect of dilutive securities:
  Employee stock options............................    1,880      2,769      2,876      1,974
                                                      -------    -------    -------    -------
  Denominator for diluted earnings per
     share-weighted-average shares and dilutive
     securities.....................................   32,860     31,608     33,754     30,636
                                                      =======    =======    =======    =======
  Basic earnings per share..........................  $  0.30    $  0.30    $  0.75    $  0.63
                                                      =======    =======    =======    =======
  Diluted earnings per share........................  $  0.28    $  0.27    $  0.69    $  0.59
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

 5. SHARE REPURCHASE

     On July 26, 2000, the Board of Directors authorized management of the Company to purchase up to an additional 3 million shares or approximately 10 percent of the Company's outstanding shares of common stock

                               REMEDY CORPORATION

                                  (UNAUDITED)

over the next twelve months. Since 1998, the Company has purchased shares on the open market from time to time, depending on market conditions. The repurchases have been funded by the Company's cash and short-term investments. During the three months ended September 30, 2000, the Company repurchased a total of approximately 1.4 million shares of the Company's stock at an average price of $20.54 totaling approximately $28.1 million.

 6. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments principally to minimize exposure to the United States Dollar (USD) value of foreign currency denominated sales and expenses. The Company began pricing its products in multiple currencies during the fourth quarter of 1999, and in preparation, foreign exchange forward and simple purchase option contracts were entered into beginning in the quarter ended September 30, 1999 to hedge the risk that the USD value of foreign currency denominated sales and expenses may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period. At September 30, 2000, the Company had hedged transactions via Pound Sterling and Euro denominated cash flow hedges, using forward contracts that generally have maturities of six months or less.

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

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Changes in the time value of option contracts are excluded from this effectiveness assessment and recorded directly in earnings. During the quarter ended September 30, 2000 no charge representing the change in option time values, was recorded in earnings.

     As of September 30, 2000, the Company included the fair value of forward contracts of $612,000 in prepaid expenses and other current assets in its consolidated balance sheet. The company had no simple purchase option contracts at September 30, 2000.

     At September 30, 2000, the Company had a balance of $42,000 in other comprehensive income related to future transactions. The other comprehensive income balance at September 30, 2000 is expected to be recognized into earnings within the next twelve months. A loss of $3,100 was reclassed into earnings from other comprehensive income for the quarter ended September 30, 2000 upon recognition of the related revenue and expenses.

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

     Remedy Corporation ("Remedy" or the "Company") is the world's leading supplier of Information Technology Service Management (ITSM), Customer Relationship Management (CRM) and eBusiness solutions. With more than 9,500 sites, more organizations use Remedy products for CRM and ITSM than any other solution. Remedy delivers service solutions that accelerate an organization's move to eBusiness and raise its agility to continually differentiate itself from competitors. Remedy's fast deployment programs and radical adaptability enable organizations to move more quickly to an eBusiness model, and to do so in a differentiated way. By focusing on internal and external service as competitive differentiators, our customers continually improve both their customer interactions and internal operations to raise satisfaction and lower costs.

     The Company was incorporated on November 20, 1990 in Delaware. The Company maintains its executive offices and principal facilities at 1505 Salado Drive, Mountain View, California 94043. Its telephone number is (650) 903-5200.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenue, statement of income data for the periods indicated.

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              2000     1999     2000     1999
                                                              -----    -----    -----    -----
Revenue:
  Products..................................................    58%      63%      58%      60%
  Maintenance and service...................................    42%      37%      42%      40%
                                                               ---      ---      ---      ---
          Total revenue.....................................   100%     100%     100%     100%
Costs and expenses:
  Cost of product revenue...................................     4%       3%       4%       3%
  Cost of maintenance and service revenue...................    16%      16%      17%      17%
  Research and development..................................    17%      17%      18%      19%
  Sales and marketing.......................................    37%      38%      38%      39%
  General and administrative................................     6%       5%       6%       5%
  Amortization of goodwill and other intangibles............     3%       2%       3%       2%
                                                               ---      ---      ---      ---
          Total costs and expenses..........................    83%      81%      86%      85%
Income from operations......................................    17%      19%      14%      15%
Interest income and other, net..............................     3%       2%       3%       2%
  Non-recurring charges.....................................    (3)%      0%      (1)%      0%
                                                               ---      ---      ---      ---
Income before provision for income taxes....................    17%      21%      16%      17%
Provision for income taxes..................................     5%       7%       5%       6%
                                                               ---      ---      ---      ---
Net income..................................................    12%      14%      11%      11%
                                                               ===      ===      ===      ===

  REVENUE

     The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition", as amended. The Company derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes and rights to upgrades on a when-and-if available basis for a stated term generally of one year. Services range from training and basic consulting to software modification to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, support and/or other services, the Company allocates the total arrangement fee among the several deliverables based on the relative fair value of each of the deliverables based on objective evidence specific to the Company.

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

     Revenue allocable to support is recognized on a straight-line basis over the periods in which the support is to be provided.

     Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When the services are considered essential, revenue under the arrangement is recognized using contract accounting. When the services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

     The Company distributes the majority of its products through its direct sales organization, which is complemented by indirect sales channels, including value added resellers (VARs), system integrators (SIs) and independent software vendors (ISVs). Billings derived through indirect channels accounted for approximately 45% of the Company's total billings for both quarters ended September 30, 2000 and September 30, 1999 and approximately 46% for the nine months ended September 30, 2000 and 47% for the comparable period in 1999. The Company expects that billings derived through indirect channels, while growing in absolute dollar amounts, will fluctuate as a percentage of total billings.

     PRODUCT REVENUE. Revenue from product licenses increased 14% to $43.8 million for the quarter ended September 30, 2000 from $38.3 million for the comparable quarter in 1999. Product license fees increased 27% to $119.0 million for the nine months ended September 30, 2000 from $93.8 million for the comparable period in 1999. The growth of revenue in absolute dollars is largely a result of the Company's sales and marketing efforts and the increased acceptance of the Company's new product lines, such as the Remedy Help Desk(TM) and the Customer Relationship Management suite. The growing acceptance of the Company's software solutions in both U.S. and international markets has been a major factor in this increase. International sales accounted for approximately 38% and 35% of the Company's total revenue for the quarters ended September 30, 2000 and September 30, 1999, respectively. International sales accounted for approximately 37% of the Company's total revenue for the nine months ended September 30, 2000 and 34% for the comparable period in 1999. The new software solutions (Help Desk, Asset Management, Change Management, Serviceware, etc.) comprised 43% of total license revenue compared to 39% last quarter and 29% in the third quarter of 1999. The growth of our generic customer configurable Action Request System is slowing as customers adopt more of our packaged solutions. The Company intends to continue to enhance its current software products as well as to develop new software products. As a result, the Company anticipates that revenue from product licenses will continue to represent a majority of its revenue in the foreseeable future. Remedy has experienced significant absolute dollar growth in revenue in recent years, In order to sustain this trend, the Company needs to continue to hire and retain additional highly qualified sales persons.

     MAINTENANCE AND SERVICE REVENUE. Revenue from maintenance and services increased by 38% to $31.2 million for the quarter ended September 30, 2000 from $22.6 million for the comparable quarter in 1999. Revenue from services increased by 39% to $87.1 million for the nine months ended September 30, 2000 from $62.5 million for the comparable 1999 period. The growth of maintenance and service revenue in absolute dollars is primarily due to the renewal of maintenance contracts after the initial one-year term and increased licensing activity, which has resulted in increased revenue from ancillary sources such as maintenance, support, training and consulting services. Although prior quarters' licensing growth has resulted in increased revenue from maintenance and support, training and consulting services, the Company expects that prior growth rates of the Company's installed base and, consequently, in the Company's service revenue, may not be sustainable in the future.

  COSTS AND EXPENSES

     COST OF PRODUCT REVENUE. Costs of product revenue consist primarily of costs related to product media and duplication, manuals, packaging materials, personnel, shipping expenses and royalties paid to third-party vendors. Cost of product revenue increased to $2.6 million for the quarter ended September 30, 2000 from $2.1 million for the comparable quarter in 1999, representing 6% and 5% of the related product revenue, respectively. Cost of product revenue increased to $7.4 million for the nine months ended September 30, 2000 from $4.6 million for the comparable 1999 period, representing 6% and 5% of the related product revenue in such periods, respectively. The increase in cost of product revenue as a percentage of product revenue and in absolute dollars primarily relates to an increase in royalties paid to third party vendors as well as the higher volumes of product shipped in successive quarters. Cost of product revenue does not include amortization of capitalized software development costs as all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred. The Company believes that cost of product revenue will increase in absolute dollar amounts in the future.

     COST OF MAINTENANCE AND SERVICE REVENUE. Costs of maintenance and service revenue consist primarily of personnel related costs incurred in providing telephone support, consulting services and training to customers. Cost of maintenance and service revenue increased to $11.9 million for the quarter ended September 30, 2000 from $9.7 million for the comparable quarter in 1999, representing 38% and 43% of the related maintenance and service revenue, respectively. Cost of maintenance and service revenue increased to

$35.5 million for the nine months ended September 30, 2000 from $26.3 million for the comparable 1999 period, representing 41% and 42%, respectively, of the related maintenance and service revenue in such periods. Cost of maintenance and service revenue as a percentage of related maintenance and service revenue decreased primarily due to the increased use of in-house consultants resulting from the acquisition of ESQ System Integrators, Inc. in the second quarter ended June 30, 2000. Cost of maintenance and service revenue in absolute dollars increased, primarily due to costs from increased personnel, as the Company continues to invest in its customer support and consulting organizations. The Company believes that cost of maintenance and service revenue will increase in absolute dollar amounts in the future; however, maintenance and service costs as a percentage of maintenance and service revenues were 38% for this quarter and lower than our historical 43%. The Company believes that these costs should remain at this improved rate for the balance of the year.

     RESEARCH AND DEVELOPMENT. Research and development costs relate to the personnel and equipment costs associated with maintaining and enhancing existing product lines as well as developing new product lines to meet the expanding range of customer requirements. Research and development expenses were $13.0 million and $10.2 million for the quarters ended September 30, 2000 and September 30, 1999, respectively, representing 17% of total revenue for both periods. Research and development expenses increased to $37.2 million for the nine months ended September 30, 2000 from $29.6 million for the comparable period in 1999, or 18% and 19% of total revenue for each quarter, respectively. The increase in research and development expenses in absolute dollar amounts is primarily attributable to increased staffing, outside contractors and associated support for software engineers necessary to expand and enhance the Company's product line. The Company believes that research and development expenses will continue to increase in absolute dollar amounts in the future.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel, as well as promotional expenses. Sales and marketing expenses were $27.3 million and $23.0 million for the quarters ended September 30, 2000 and September 30, 1999, or 37% and 38% of total revenue for each quarter, respectively. Sales and marketing expenses increased to $78.3 million for the nine months ended September 30, 2000 from $61.2 million for the comparable 1999 period, or 38% and 39% of total revenue, respectively. The decrease in sales and marketing expenses as a percentage of total revenue primarily relates to a slower hiring rate of sales and marketing employees and consequently fewer expenditures related to sales and marketing activities in the nine month period ended September 30, 2000. The increase in sales and marketing expenses in absolute dollar amounts is primarily due to the Company's increasing number of sales and marketing employees and marketing activities, including trade shows and promotional activities, to further promote the Company's new and existing products. The Company believes that sales and marketing expenses will continue to increase in absolute dollar amounts in the future as the Company plans to further promote the sales of its expanding product line and increase the size of its sales and marketing organization.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of the salaries and related expenses for executive and finance personnel, professional fees and other corporate expenses. General and administrative expenses were $4.8 million and $3.1 million, or 6% and 5% of total revenue, for the quarters ended September 30, 2000 and September 30, 1999, respectively. General and administrative expenses increased to $12.4 million for the nine months ended September 30, 2000 from $8.5 million for the comparable 1999 period, or 6% and 5% of total revenue for each quarter, respectively. The increase in absolute dollar amounts is primarily the result of increased staffing and associated expenses necessary to manage and support the Company's growth. The Company believes that its general and administrative expenses will increase in absolute dollar amounts in the future as the Company expands its staffing to support future growth.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles relates to the purchase of BayStone Software, Inc. in October 1998, Pipestream Technologies, Inc. in July 1999, Fortress Technologies, Inc. in September 1999, Axtive Software, Inc. in February 2000, Ostream Software, Inc. in February 2000, and ESQ Systems Integrators, Inc. in June 2000. Goodwill and other intangibles, which consist of $36.8 million of goodwill and $2.1 million of acquired workforce valuation are being amortized on a straight-line basis over a period of four years from the date of acquisition.

Amortization expense totaled $2.4 million and $1.1 million for the quarters ended September 30, 2000 and September 30, 1999, respectively. Amortization expense totaled $6.5 million and $2.6 million for the nine months ended September 30, 2000 and September 30, 1999, respectively. Amortization expense related to these acquisitions is expected to be approximately $8.9 million and $9.7 million, for the twelve months ending December 31, 2000 and December 31, 2001, respectively.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net consists primarily of interest income earned on the Company's cash and short-term investments and was $2.5 million and $1.2 million for the quarters ended September 30, 2000 and September 30, 1999, respectively. Interest income and other, net increased to $6.6 million for the nine months ended September 30, 2000 from $3.5 million for the comparable 1999 period. The increase is primarily due to larger short-term investment balances maintained in the quarter ended September 30, 2000 compared to the same period in 1999, as well as, to a lesser extent, increased interest rates over the same comparative period.

     NON-RECURRING CHARGES. During 1999, Remedy made a minority equity investment of $2.0 million in a non-publicly traded software company. During the quarter ended September 30, 2000, Remedy wrote off the $2.0 million investment after determining that the investment was permanently impaired. Remedy accounts for long-term investments using the cost method. However, when it is determined that an investment is permanently impaired, Remedy records an impairment adjustment.

     PROVISION FOR INCOME TAXES. The effective tax rates for the quarters ended September 30, 2000 and September 30, 1999 were 30% and 33%, respectively. The effective tax rates for the nine months ended September 30, 2000 and September 30, 1999 were 31% and 33%, respectively. The effective tax rate for 2000 is lower than the effective tax rate for 1999 primarily due to higher amounts of low-taxed foreign income and research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $53.7 million and $26.6 million during the nine months ended September 30, 2000 and September 30, 1999, respectively. The increase in the Company's net cash provided by operations was primarily attributable to the income generated from the current period.

     Net cash used in investing activities was $63.2 million and $44.2 million during the nine months ended September 30, 2000 and September 30, 1999, respectively. The increase in the Company's net cash used in investing activities is primarily due to net short-term investment purchases, cash spent on businesses acquired and purchases of property and equipment.

     Purchases of short-term investments exceeded maturities of short-term investments by $37.8 million and $23.4 million for the nine months ended September 30, 2000 and September 30, 1999, respectively.

     Cash paid to acquire businesses during the nine months ended September 30, 2000 amounted to $15.3 million. The $15.3 million is comprised of $7.5 million spent to acquire Axtive Software, Inc., $2.8 million spent to acquire Ostream Software, Inc. and $5.0 million spent to acquire ESQ Systems Integrators, Inc.

     Cash used to purchase property and equipment, primarily for computer workstations, capitalized internal use software, leasehold improvements and file servers for the Company's growing employee base was $10.1 million and $7.8 million during the nine months ended September 30, 2000 and September 30, 1999, respectively. The Company's principal commitments consist primarily of leases on its facilities and its telephone system.

     Net cash used in financing activities during the nine months ended September 30, 2000 increased to $4.5 million from $3.8 million used in financing activities during the nine months ended September 30, 1999. This comparative increase of approximately $1 million is primarily due to the repurchase of approximately 1.4 million shares of common share at a cost of $28.1 million netted with proceeds of $23.7 million from the issuance of common stock under the stock purchase and stock option plans during the nine month period ended September 30, 2000, compared with approximately 900,000 shares repurchased for

$17.3 million netted with proceeds of $13.9 million from the issuance of common stock under the stock purchase and option plans, during the nine month period ended September 30, 1999.

     At September 30, 2000, the Company had $33.3 million in cash and cash equivalents, $162.9 million in short-term investments and $194.9 million of working capital.

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

     On July 26, 2000, the Board of Directors authorized management of the Company to purchase up to an additional 3 million shares or approximately 10 percent of the Company's outstanding shares of common stock over the next twelve months. Since 1998, the Company has purchased shares on the open market from time to time, depending on market conditions. The repurchases have been funded by the Company's cash and short-term investments. During the three months ended September 30, 2000, the Company had repurchased a total of approximately 1.4 million shares of the Company's stock at an average price of $20.54 for approximately $28.1 million.

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

     INTERNATIONAL OPERATIONS. International sales represented approximately 37% of the Company's revenue in the nine months ended September 30, 2000. The Company currently has thirteen international wholly owned subsidiaries, which are primarily sales offices, and are located in the United Kingdom, Ireland, Canada, Germany, France, Spain, Italy, The Netherlands, Sweden, Singapore, Australia, Japan and Hong Kong. One of the Company's strategies is to continue to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources. Traditionally, international operations are characterized by higher operating expenses and lower operating margins. As a result, if international revenues increase as a percentage of total revenue, operating margins may be adversely affected. Costs associated with international expansion include the establishment of additional foreign offices, the hiring of additional personnel, the localization and marketing of its products for particular foreign markets and the development of relationships with additional international service providers. If international revenue is not adequate to offset the expense of expanding foreign operations, the Company's business, operating results or financial condition could be materially adversely affected.

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

     PRODUCT CONCENTRATION. The Company currently derives the majority of its revenue from licenses of the AR System, the applications Remedy provides that are built upon the AR System foundation and related services. Broad market acceptance of the Company's products is critical to the Company's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of the AR System foundation and applications as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of the Company. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of the AR System foundation and other applications, specifically

Customer Relationship Management and Information Technology Service Management applications. There can be no assurance that the Company will continue to be successful in marketing the AR System or any new or enhanced products or applications. In 2000, the Company continues to invest significant resources into the research and development, sales and marketing of new software applications. However, the Company believes that its success in expanding its product line will depend largely on new products achieving market acceptance and technological competitiveness.

     EMPLOYMENT MARKET; NEED TO INCREASE SALES FORCE. The Company's future success depends, in part, on its continuing ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. As a majority of the Company's workforce is located in the competitive employment market of the Silicon Valley in California, competition for personnel is intense, and there can be no assurance that the Company can attract, assimilate or retain adequate levels of technical, sales, marketing and managerial personnel in the future. In particular, the Company intends to hire a significant number of additional sales personnel in 2000 and beyond, which is required if the Company is to achieve significant revenue growth in the future. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. The Company increased the size of its sales organization from 157 to 189 in 1998, from 189 to 223 in 1999 and from 223 to 283 in the nine-month period ended September 30, 2000. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified sales persons. Any failure of the Company to attract and retain such qualified employees could have a material adverse effect on its business, operating results and financial condition.

     RISKS ASSOCIATED WITH SELLING TO LARGE ENTERPRISE CUSTOMERS. The Company has recently increased its efforts to sell its products to large enterprise customers and has devoted significant management and financial resources to achieving this goal. If successful, large enterprise customers are expected to deploy the Company's products in business critical operations, which involve significant capital and management commitments, by such customers. Potential large enterprise customers generally commit significant resources to an evaluation of available enterprise software and require the Company to expend substantial time, effort and money educating them about the value of the Company's solutions. Sales of the Company's products to such customers require an extensive sales effort throughout a customer's organization because decisions to purchase such products generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including factors over which the Company has little or no control, may cause potential large enterprise customers to favor a particular supplier or to delay or forego a purchase. As a result of these or other factors, the sales cycle for the Company's products is long, typically ranging between three and nine months. As a result of the length of the sales cycle and the significant selling expenses resulting from selling into the large enterprise, the Company's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large transactions to which the Company has devoted significant resources could have a material adverse effect on the Company's business, operating results or financial condition and could cause significant variations in the Company's operating results from quarter to quarter.

     EXPANSION OF INDIRECT CHANNELS. An integral part of the Company's strategy is to continue to develop the marketing channels of value-added resellers
(VARs), system integrators (SIs) and independent software vendors (ISVs). VARs, SIs and ISVs accounted for approximately 46% of the Company's total billings in the nine-month period ended September 30, 2000. If these marketing channels increase as a percentage of sales, the Company's operating margins may be adversely affected due to the lower unit prices that the Company receives when selling through indirect channels. There can be no assurance that the Company will be able to attract VARs, SIs and ISVs that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. In addition, the Company's agreements with VARs, SIs and ISVs are not exclusive and in many cases may be terminated by either party without cause, and many of the Company's VARs, SIs and ISVs carry competing product lines. Therefore, there can be no assurance that any VAR, SI or ISV will continue to represent the Company's products, and the inability to recruit, or the loss of important VARs, SIs or ISVs could adversely affect the Company's results of operations.

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

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. From time to time the Company may acquire or invest in companies, consulting practices, technologies or products that complement the Company's business or its product offerings. Any such acquisitions may result in the use of cash, potentially dilutive issuances of equity securities, the write-off of software development costs or other assets, incurrence of severance liabilities, the amortization of expenses related to goodwill and other intangible assets and/or the incurrence of debt, any of which could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. Acquisitions involve numerous additional risks including difficulties in the assimilation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of the Company's business and the entry into markets in which the Company has little or no direct prior experience. In addition, potential acquisition candidates targeted by the Company may not have audited financial statements, detailed financial information or any degree of internal controls. There can be no assurance that an audit subsequent to any successful completion of an acquisition will not reveal matters of significance, including with respect to revenues, expenses, liabilities, contingent or otherwise, and intellectual property. There can be no assurance that the Company would be successful in overcoming these or any other significant risks encountered and the failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

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

                          PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
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

Dated: November 10, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 27.1      Financial Data Schedule (Filed Electronically)