Form 10-K
period 2000-12-31
REMEDY CORP
filed 2001-03-28
CIK 936653

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

                               (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 2, 2001 was approximately $611,321,152 (based on the last reported sale price of $23.75 on March 2, 2001 on the NASDAQ Stock Market).

    The number of shares of Common Stock outstanding as of March 2, 2001 was 30,282,162.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                                  FORM 10-K REFERENCE
                  --------                                  -------------------
    Proxy Statement for Registrant's Annual                Part III, Items 10-13
     Meeting to be held on May 24, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               REMEDY CORPORATION

                    FISCAL YEAR 2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8
Item 4A.  Executive Officers of the Registrant........................    9
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   11
Item 6.   Selected Financial Data.....................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   14
Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................   24
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure..................................   25
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   26
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   26
Item 13.  Certain Relationships and Related Transactions..............   26
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   27
Signatures............................................................   51

                                     PART I

     The discussion in this Form 10-K (10-K) contains forward-looking statements that involve risks and uncertainties. The statements contained in this 10-K that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about Remedy's operations and prospects, our competitive position and business strategies, our expectations, beliefs, intentions or other strategies regarding the future, including sources of future revenue and the demand for and customer acceptance of our products. All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. The Company's actual results could differ materially from the results discussed herein. Important factors that might cause or contribute to such material differences include risks associated with potential acquisitions, the level of demand for Remedy's products and services, expansion of international operations, dependence on new products that respond to rapid technological change, and Remedy's ability to effectively manage its growth and attract and retain key personnel. For a more detailed discussion of the risks relating to Remedy's business, investors should read the sections later in this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 on page 14 and "Quantitative and Qualitative Disclosures about Market Risk " in Item 7A on page 24 of this Document. The risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, particularly the quarterly reports on Form 10-Q should also be reviewed.

ITEM 1. BUSINESS

OVERVIEW

     Remedy(R) Corporation develops, markets and supports highly adaptable enterprise software solutions. Its solutions are focused on automating frequently changing, employee-intensive, everyday business processes. Remedy's two solutions families include IT Service Management (ITSM) to manage and streamline the business processes for serving and supporting internal corporate customers and for managing the full life-cycle of assets, and Customer Relationship Management (CRM) for managing external customer relationships such as the management of customer support. Important product attributes include flexible integration capabilities in a packaged solution, speed of implementation, ease of use, rapid return on investment, and on-going adaptability. Remedy is one of the largest providers of enterprise solutions with over 9,850 customer sites in more than 70 countries, including over 60% of the Fortune 100.

     Remedy was incorporated on November 20, 1990 in Delaware and shipped the first version of the Action Request System(R) product and foundation technology (AR System) in December of 1991. In 1998 and 1999, Remedy began providing out-of-the-box CRM and ITSM solutions that sit on top of the AR System. In 2000, Remedy continued to create more out-of-the-box solutions in these areas and is continuing a proliferation strategy to existing customers as well as introducing the solutions to new customers.

     Remedy maintains its executive offices and principal facilities at 1505 Salado Drive, Mountain View, California 94043. Its telephone number is (650) 903-5200.

     INTEGRATION WITH THIRD-PARTY SOFTWARE AND SYSTEMS. Remedy's software is designed to integrate, generally without programming, with a wide variety of computer and telecommunication technologies and products, including desktop applications, ERP applications, telephony devices, hand-held devices, network management systems and legacy systems. Its solutions integrate with many of the most prevalent Windows, MAC and UNIX desktop applications, such as e-mail, document or media browsers, spreadsheets and document editors. Its software links with automatic call distributors and interactive voice response systems to simultaneously display customer profile and historical problem resolution data for the support personnel as the call is being answered. Workflow notifications, such as incident arrivals, transfers or delegations, and incident resolution notices, are frequently sent via e-mail, pagers, facsimile systems or voice response units. Network management outage alarms are sent from leading network management systems, such as IBM Tivoli or Hewlett Packard's HP OpenView, to AR System servers, automatically creating a problem report to be handled by the internal help desk staff. Separately installable software integrations are sold by Remedy for Oracle, SAP and the Palm computing platform.

     ADAPTABLE SOLUTIONS AND FAST PATH TO PRODUCTION. Remedy provides a highly scalable, ready-to-deploy eBusiness foundation and solutions that are easy to change. The majority of customer installations take place in less than 90 days. Customers use the solutions as is, out-of-the-box, or point-and-click to easily tailor them to specific company requirements. The concept is similar to spreadsheet software, which can be used as a simple tabular calculating platform or can be modified to include sophisticated formulas and style changes to create unique solutions. More importantly, Remedy's solutions are adaptable to meet most future requirements and growth without costly programming.

PRODUCTS

     IT SERVICE MANAGEMENT (ITSM) SOLUTIONS. Remedy has a number of ITSM solutions that link together to support IT infrastructure. The suite of these products is the Remedy Strategic Service Suite(TM), an integrated set of Web-enabled software applications that together give IT organizations complete and effective control of the technology infrastructure, and allow them to effectively manage business relationships with customers and suppliers. Products within this suite can also be purchased separately. Remedy Help Desk(TM) automates support processes to help lower support costs while improving the level and quality of support. According to a survey conducted by the Aberdeen Group, Remedy is the worldwide leader in help desk software with nearly a 32% share of the internal help desk market. Remedy Service Level Agreements(TM) lets organizations manage IT service quality with proactive service level agreements, enabling them to demonstrate the IT organization's contribution to corporate success. Remedy Asset Management(TM) provides the information to better align IT assets with enterprise and business unit requirements, resulting in reduced costs and increased organizational productivity. Remedy Change Management(TM)enables organizations to analyze and understand the impact, risks, and resource availability associated with IT changes, reducing risks and increasing user satisfaction.

     CUSTOMER RELATIONSHIP MANAGEMENT (CRM) SOLUTIONS. Remedy's CRM solutions are developed and marketed to support web and client/server based solutions for acquisition and retention of long-term profitable customers. The CRM suite includes Remedy Customer Support(TM) for technical support, Remedy Quality Management(TM) for product quality assurance, Remedy Leads Management(TM) for opportunity and campaign management, Remedy Sales Continuum(TM) for sales force automation and Remedy Personalization for enhancing customer relationships on any corporate website. These are comprehensive applications for CRM, which are designed for fast deployment and scalability from small companies to the divisions of large enterprises.

     CORE PRODUCT SOLUTIONS. Each of Remedy's solutions is built upon Remedy's Core Product solution foundation. The primary core product is the AR System, a flexible foundation for automating complex business processes throughout the enterprise. Built for adaptability in a continuously changing business environment, the AR System allows for rapid prototyping and affordable applications. The AR System reduces the cost of automating many internal business processes by using simple point-and-click methods to adapt the solution's workflow and tracking capability to the unique information, process and integration requirements of the customer's department or enterprise. AR Web(R) is Remedy's Web deployment solution. It is a light client with quick access using an HTML base to leverage corporate intranets for cost-effective deployment of Remedy applications. Remedy's Distributed Server Option(TM) application expands any Remedy solution to multiple locations across the enterprise, enabling the automatic transfer of tracking data between AR System servers while maintaining consistent information throughout the environment. Remedy Approval Server(TM) provides a single web-based approval solution that streamlines approval cycles throughout an enterprise and across all Remedy solutions.

TECHNOLOGY

     Remedy's solutions are unique in that they are all developed and deployed on a single, open process-automation foundation -- the Remedy AR System. This foundation is the common, central element of all Remedy solutions. It is highly scalable, adaptable and can automatically share data and business rules between solutions. It is the primary integration point among Remedy solutions and the products of other vendors. AR System product upgrades have backward compatibility without requiring solutions built upon it to be reworked.

     BROAD INTEGRATION AND PLATFORM SUPPORT. The open design and published, multi-threaded application programming interface (API) enables a wide range of integrations and extensions, including the Internet and World Wide Web, e-mail systems, automatic call distribution systems, integrated voice response systems, pagers, report writers, knowledge databases, case-based reasoning tools, network and system management platforms, transaction processing systems, enterprise resource planning (ERP) systems, corporate information systems (CIS) and other application suites. With its extremely broad platform support, Remedy's AR System server supports UNIX (e.g., Sun, HP, IBM), Windows NT and Windows 2000 as well as the database engines from the major relational database vendors (e.g., Oracle, Microsoft, Informix, Sybase, IBM). Remedy delivers the power of the workflow server to users via a broad range of clients, including Web browsers, Microsoft Windows 95/98/NT/2000, Sun Microsystems' Java platform, OSF Motif and even leading-edge clients like 3Com's Palm and WAP wireless telephony systems. The clients were designed in conjunction with well-known and respected usability specialists to help maximize the productivity of the application users. Remedy's AR System supports a "write once, run anywhere" architecture so applications can be built in one environment and deployed to multiple operating environments. In addition, any changes to the business rules or forms are automatically distributed to the clients, thereby eliminating software distribution costs. These adaptable applications can be compared to spreadsheets, which can be used as is or modified by changing formulas, moving and deleting items, and making stylistic changes. No coding is required to customize Remedy solutions, and non-IT professionals can do so.

     MULTITIER ARCHITECTURE. The multi-tier architecture of Remedy's AR System delivers high performance by combining the power of the latest relational databases with a customizable workflow server to deliver power to users where they need it. The Remedy architecture balances functionality among the following elements: client, workflow server, web-based application server and database server. The client is intentionally very thin, in an optimization to favor a web-centric system. The desktop client and workflow server communicate via industry standard protocols that allow clients to access servers over local area networks (LANs), wide area networks (WANs), and dial-up phone lines, without concern about mixed hardware or software environments.

     WEB CLIENTS. Web-based clients communicate with the Remedy
Web(TM)Application Server using a combination of industry standard HTTP and a high-performing Remedy proprietary protocol, optimized to run light over the wire. Remedy's web-based products use industry standard web-based page technologies such as HTML, Javascript, and Java to allow Remedy's workflow to be delivered through all industry-standard web browsers.

     POINT-AND-CLICK DEVELOPMENT ENVIRONMENT. A major benefit of Remedy's architecture is that customizations and business rules are made with point-and-click simplicity without programming. While most enterprise solutions require procedural coding by highly trained consultants, Remedy solutions can be customized and extended through point-and-click interfaces without procedural programming. The Remedy AR System acts as a development environment, and generates the necessary code and database changes automatically. This advantage has been the hallmark of Remedy's "adaptable applications" throughout its history. Since most enterprise solutions cause an organization to incur huge consulting costs for maintenance and enhancements, Remedy solutions offer a significant and easily demonstrated advantage. Organizations use this adaptability to change the customer experience or business rules frequently, thereby achieving differentiation and cost savings. Organizations with Remedy-based solutions often use these point-and-click development capabilities in the same way they use Rapid Application Development (RAD) tools like Microsoft Visual Basic(TM). Solutions are rapidly prototyped and developed for users, and there is extensive iteration in order to take into account new requirements or extensions.

CUSTOMERS

     As of December 31, 2000, Remedy had licensed its software to more than 5,500 customers at more than 9,850 sites, including over 60% of the Fortune 100. In 1999 and 2000, no customer accounted for more than 10% of its total revenue. Remedy serves many vertical industries, including telecom, financial services, government, and high technology.

SALES AND MARKETING

     Remedy markets its software and services through its regionally based direct sales force, direct telesales force and through its indirect sales channels, including value-added resellers (VARs), system integrators (SIs) and independent software vendors (ISVs). It has sales professionals in 12 offices throughout North America. Outside of North America, Remedy sells its products primarily through indirect sales channels and direct sales professionals in 13 offices.

     Generally, the AR System and related applications and services are sold through a sales representative with help from a systems engineer. Telesales representatives generally sell standard products and services and they pass large or more complicated deals on to regionally based direct sales representatives.

     Remedy's sales and marketing organization is complemented by indirect sales channels (VARs, SIs and ISVs), who license its products at a discount for re-licensing, and may provide training, support and customer services to end users. Remedy increased the number of channel partners from 181 to 188 in 2000. Its indirect sales as a percentage of revenue may adversely affect its average selling prices and gross margins due to generally higher discounts that Remedy awards when selling through indirect channels.

     Remedy's marketing organization provides leads to members of the sales organization, and raises awareness of Remedy among target decision-makers. Leads are primarily generated through advertising, web-based seminars, trade shows, telesales and Remedy's web site (www.remedy.com). To generate awareness, Remedy conducts comprehensive marketing awareness programs that include advertising, public relations, user group meetings and ongoing customer communications programs. In the last year, the marketing organization focused on branding campaigns emphasizing Remedy's short implementation times.

     For a geographical explanation of sales, see Note 14 of Notes to Consolidated Financial Statements in Item 14 on page 48.

PROFESSIONAL SERVICES

     Remedy's professional services organization provides customers with consulting, education and customer support services. It believes that providing a high level of customer service and technical support is critical to customer satisfaction and loyalty. The organization also trains the Remedy partner community for the delivery of these services.

     CONSULTING SERVICES. Consulting services consist of assisting customers in a wide range of activities, from application designs, implementations and re-architecting existing applications to align with company business practices and strategy. Remedy has been adding consultants focused on requirements analysis, project management and implementation for large enterprise projects. Fees for consulting services are generally charged separately from its software products. Remedy also has trained approximately 300 Remedy Approved Consultants
(RACs) who work for 82 Remedy Partners in 24 countries.

     CUSTOMER SUPPORT SERVICES. In providing technical support to customers, Remedy uses its own products extensively. Most of Remedy's customers currently have support agreements with the Company and approximately 90% renew their contracts on a yearly basis. Remedy offers telephone, electronic mail, Web and fax support through its support services staff. Additional customer support is provided in the United States and particularly in international markets by Remedy's VARs, SIs, and ISVs. Fees for software maintenance are charged separately from Remedy software products. As part of their annual maintenance fee, customers are entitled to receive software upgrades on a when-and-if available basis, maintenance releases and support for licensed products.

     EDUCATIONAL SERVICES. An important piece of Remedy's strategy is to offer comprehensive training to customers. Classes are offered through in-house facilities at its offices in Pleasanton, California, Columbia, Maryland, Schaumberg, Illinois and Bracknell, in the United Kingdom. Courses are also available from more than 20 Approved Education Partners around the world. Educational Services also provides on-site training and customized training services. In 2000, Remedy and its partners trained almost 9,300 people. Fees for educational services are charged separately from Remedy's software products.

RESEARCH AND DEVELOPMENT

     Since its inception, Remedy has made substantial investments in research and development. It believes that its future performance will depend in large part on its ability to maintain and enhance its current product line, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. Remedy continues to expand its existing product offerings to introduce new products. In the development of new products and enhancements to existing products, it uses its own platform of products. Although Remedy expects that its new products will be developed internally, it may, based on timing and cost considerations, acquire technology and/or products from third parties or consultants. Remedy's total expenses for research and development for fiscal years 2000, 1999 and 1998 were $52.0 million, $40.9 million and $33.7 million.

COMPETITION

     The market for Remedy's products is intensely competitive, diverse and subject to rapid change. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services offered. Remedy has experienced substantial competition from new companies of all types and sizes, and these competitors include:

     - providers of ITSM software such as Peregrine Systems, Inc., Main Countrol and Janus Technologies (a wholly owned subsidiary of Intraware).

     - providers of CRM software such as Onyx Software Corp., Clarify Inc. (a wholly owned subsidiary of Nortel), Pivotal Corp., Interact Commerce Corp., Oracle Corp., Vantive (a wholly owned subsidiary of Peoplesoft), and Kana Communications.

     - providers of information technology and systems management companies such as IBM, Computer Associates, Network Associates, Hewlett-Packard and Microsoft.

     In addition, because there are relatively low barriers to entry in the software market, Remedy expects additional competition from other established and emerging companies as the software market continues to develop and expand. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm its business, operating results and financial condition. Some of Remedy's current, and many of its potential, competitors have significantly greater financial, technical, marketing and other resources than Remedy. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than those of Remedy. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of Remedy's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

     Remedy believes that the market for CRM and ITSM solutions has historically not been well served by the application software industry, particularly in the mid-tier marketplace, which has been characterized by large-scale implementations requiring long implementation times and low success rates. It believes the increasing need for customers to manage their procurement and the proliferation of web applications has opened the door to a large number of Internet start-ups.

     Remedy believes that the principal competitive factors affecting its market include product features, such as adaptability, scalability, quick implementation times, ability to integrate with third party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support, and effectiveness of sales and marketing efforts. Although Remedy believes that it currently competes favorably against current and potential competitors, there can be no assurance that it can maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than Remedy.

SEASONALITY

     Remedy's business has experienced and is expected to continue to experience a level of seasonality, in part due to customer buying patterns. In recent years, it experienced generally weaker demand in the quarter ending in March when compared to the quarters ending in June, September and December. Remedy believes this pattern will continue, and accordingly anticipates total revenue and net income in the quarter ending March 31, 2001 will be lower than in the quarter ended December 31, 2000.

EMPLOYEES

     As of December 31, 2000, Remedy employed 1,314 persons, including 476 in sales and marketing, 308 in professional services, 330 in research and development and 200 in general and administrative. Of Remedy's employees, 191 are located in Europe, 26 in the Pacific Rim, and the remainder in North America. Remedy's future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that Remedy will be able to identify, attract and retain such personnel in the future. None of our employees are represented by a labor union (other than statutory unions required by law in certain European countries). Remedy has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     Remedy's principal administrative, sales and marketing facility is located in approximately 51,000 square feet of space in Mountain View, California, which is subleased to Remedy through June 2001. In February 2001, the Company entered into a lease agreement for a new principal administrative, sales and marketing facility in Mountain View, California, which occupies approximately 76,000 square feet. This facility is leased to Remedy from April 2001 through May 2003. Remedy also leases two other facilities of approximately 43,000 square feet each in Mountain View, California, through October 2005. Its support center is located in three facilities totaling approximately 100,000 square feet in Pleasanton, California. These facilities are leased to Remedy through 2006. In addition, Remedy also leases another facility of approximately 21,000 square feet in Pleasanton, California, which expires in October 2005.

     Remedy also leases office space in Maryland, New Jersey, Virginia, Colorado, Illinois, Georgia, Texas, Massachusetts, Oregon, Washington, New York, the United Kingdom, Germany, France, Spain, Italy, The Netherlands, Sweden, Singapore, Australia, Japan, Canada, Hong Kong and Ireland. It believes that the existing facilities are adequate to meet current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are biographical summaries of Remedy's executive officers as of March 2, 2001:

         NAME           AGE                          POSITION
         ----           ---                          --------
Lawrence L. Garlick...  51    Chairman of the Board and Chief Executive Officer
Richard P. Allocco....  46    Executive Vice President of Worldwide Sales and
                              Services
Ron J. Fior...........  43    Vice President, Finance & Operations and Chief
                              Financial Officer
Harold Goldberg.......  40    Vice President and General Manager of Customer
                              Relationship Management (CRM) Solutions
Richard Guha..........  52    Senior Vice President of Marketing
Gary Oliver...........  38    Vice President and General Manager of IT Service
                              Management (ITSM) Solutions

     Mr. Garlick, 51, co-founded the Company in November 1990. Since that time he has served as Chairman of the Board and Chief Executive Officer of the Company. Prior to Remedy, Mr. Garlick served as Vice President of Distributed Systems at Sun Microsystems, Inc. (Sun), a manufacturer of computer workstations. Prior to joining Sun, Mr. Garlick was employed by Xerox Corporation (Xerox), a document management company, for six years. While at Xerox, Mr. Garlick helped create the industry's first commercial internetwork routers, directory services and gateways to IBM mainframe applications for Xerox workstations. Mr. Garlick holds B.S.E.E. and M.S.E.E. degrees in computer engineering from Stanford University.

     Mr. Allocco, 46, joined the Company in March 1998 as Vice President and General Manager of Worldwide Customer Services, and was promoted to Executive Vice President of Worldwide Sales and Services in April 2000. From January 1996 to February 1998, Mr. Allocco was employed as Senior Vice President, Marketing and Field Support by Siemens Business Communication Systems, Inc. (Siemens), a manufacturer of telecommunication and related network equipment. Prior to joining Siemens, Mr. Allocco served as Vice President and General Manager, Western Area, at Siemens ROLM Communications, a manufacturer of telecommunication and related network equipment, from May 1989 to May 1995. Mr. Allocco was employed by IBM Corporation, an information systems and applications manufacturer, for over 12 years in various sales, marketing and management positions, prior to joining Siemens ROLM Communications. Mr. Allocco holds a B.A. degree in economics from University of Notre Dame.

     Mr. Fior, 43, joined the Company in September 1998 as Vice President, Finance & Operations and Chief Financial Officer. From September 1985 to February 1998, Mr. Fior was employed as Senior Vice President and Chief Financial Officer by the education publishing unit of The Thomson Corporation, an information and publishing company where he managed numerous strategic and tactical acquisitions. Mr. Fior worked for over 7 years at Ernst & Young, a professional services firm, in New York and Canada, and he holds a Bachelor of Commerce degree from the University of Saskatchewan, Canada.

     Mr. Goldberg, 40, joined the Company in July 1999 as Director of Corporate Business Development and was promoted to Vice President and General Manager of CRM Solutions in June 2000. From February 1996 to June 1999, Mr. Goldberg was employed as the Marketing Manager at Siemens Information and Communications Networks (Siemens), responsible for its Healthcare Industry Marketing group in North America. Prior to Siemens, he was the Director of Sales and Marketing at Ring Medical where he managed the sales and marketing organizations of the healthcare and telecommunication fields. Mr. Goldberg holds a B.A. in political science and an M.A. in international affairs from New York University.

     Mr. Guha, 52, joined the Company in March 2000 as Senior Vice President of Marketing. Prior to joining Remedy, Mr. Guha was previously president of retail marketing at Reliant Energy from October 1997 to April 1999, where he was responsible for their energy deregulation strategy. Prior to that, he served as Senior Vice President of Marketing at US West/ MediaOne from September 1996 to September 1997, where he introduced broadband products and high-speed data services to the market. Mr. Guha holds a bachelor's degree in Math, Physics and Chemistry and a master degree in Chemical Engineering from Cambridge University in England.

     Mr. Oliver, 38, joined the Company in April 1999 as Vice President and General Manager of ITSM Solutions. Mr. Oliver brings a broad base of IT Service Management expertise to Remedy from several previous positions. From June 1996 to March 1999, Mr. Oliver was employed by Visa International where he held several senior roles, most recently as Senior Vice President, Employee Productivity Division, responsible for the internal technology environment. Before joining Visa, Mr. Oliver spent the previous 11 years with IBM in roles ranging from sales management to managing the worldwide marketing and sales of IBM's data management products and solutions. Mr. Oliver holds a B.A. degree in economics from the University of California, Los Angeles.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Remedy's Common Stock has been traded on the NASDAQ National Market(R) under the symbol "RMDY" since March 17, 1995. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices of its Common Stock as reported by the NASDAQ National Market.

                                                              HIGH      LOW
                                                             ------    ------
Fiscal 2000:
  Fourth Quarter...........................................  $21.69    $15.69
  Third Quarter............................................  $53.81    $17.94
  Second Quarter...........................................  $55.75    $34.50
  First Quarter............................................  $64.22    $37.56
Fiscal 1999:
  Fourth Quarter...........................................  $49.44    $26.50
  Third Quarter............................................  $28.38    $19.63
  Second Quarter...........................................  $26.88    $10.62
  First Quarter............................................  $22.94    $13.13

     On March 2, 2001 the closing sale price of Remedy's Common Stock was $23.75 per share. On that date, there were 145 holders of record.

DIVIDENDS

     Remedy has never paid cash dividends on its capital stock and does not expect to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The consolidated balance sheet data and consolidated statements of income data as of and for each of the five years in the period ended December 31, 2000 have been derived from the audited Consolidated Financial Statements of the Company.

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF INCOME
  DATA:
  Total revenue.....................  $288,510    $228,933    $157,420    $129,184    $ 80,635
  Goodwill and intangible
     amortization(1)................     8,906       4,072         446          --          --
  Income from operations............    41,444      38,850      26,837      38,475      23,707
  Non-recurring charges.............     2,000          --       3,104          --          --
  Net income........................    33,569      29,523      18,977      27,290      16,824
  Basic net income per share........  $   1.09    $   1.02    $   0.66    $   0.99    $   0.64
  Diluted net income per share......  $   1.01    $   0.95    $   0.63    $   0.89    $   0.56
  Shares used in computing basic per
     share amounts..................    30,774      28,916      28,722      27,614      26,365
  Shares used in computing diluted
     per share amounts..............    33,128      31,062      29,901      30,524      30,031

                                                         AS OF DECEMBER 31,
                                      --------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and
     short-term investments.........  $207,899    $172,418    $136,637    $133,833    $ 86,757
  Working capital...................   204,441     175,362     136,813     138,102      87,718
  Total assets......................   349,061     287,487     213,500     181,616     119,434
  Long-term obligations.............        --          23         127         502         513
  Total stockholders' equity........  $253,259    $214,540    $160,704    $148,072    $ 92,497

---------------
(1) For an explanation of goodwill and intangible amortization, see Note 12 of Notes to Consolidated Financial Statements.

                 SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                      2000 SUMMARY BY QUARTER
                                                  ----------------------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   TOTAL YEAR
                                                  ---------   --------   -------------   ------------   ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue...................................   $61,932    $69,126       $74,979        $82,473       $288,510
Gross profit....................................    48,493     54,171        60,501         67,105        230,270
Goodwill and intangible amortization(1).........     1,829      2,203         2,437          2,437          8,906
Income from operations..........................     6,367      9,579        12,829         12,669         41,444
Non-recurring charges...........................        --         --         2,000             --          2,000
Net income......................................     5,468      8,391         9,319         10,391         33,569
Basic net income per share......................   $  0.18    $  0.27       $  0.30        $  0.34       $   1.09
Diluted net income per share....................   $  0.16    $  0.24       $  0.28        $  0.33       $   1.01
Shares used in computing basic per share
  amounts.......................................    30,420     31,235        30,980         30,460         30,774
Shares used in computing diluted per share
  amounts.......................................    34,085     34,316        32,860         31,249         33,128

                                                                      1999 SUMMARY BY QUARTER
                                                  ----------------------------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   TOTAL YEAR
                                                  ---------   --------   -------------   ------------   ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue...................................   $42,399    $53,036       $60,864        $72,634       $228,933
Gross profit....................................    33,808     42,457        49,093         59,570        184,928
Goodwill and intangible amortization(1).........       748        713         1,149          1,462          4,072
Income from operations..........................     3,681      8,096        11,628         15,446         38,850
Net income......................................     3,196      6,224         8,574         11,529         29,523
Basic net income per share......................   $  0.11    $  0.22       $  0.30        $  0.39       $   1.02
Diluted net income per share....................   $  0.11    $  0.21       $  0.27        $  0.36       $   0.95
Shares used in computing basic per share
  amounts.......................................    28,498     28,650        28,839         29,676         28,916
Shares used in computing diluted per share
  amounts.......................................    30,047     30,252        31,608         32,340         31,062

---------------
(1) For an explanation of goodwill and intangible amortization, see Note 12 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including but not limited to statements about Remedy's operations and prospects, our competitive position and business strategies, our expectations, beliefs, intentions or other strategies regarding the future, including sources of future revenue and the demand for and customer acceptance of our products. All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially from the results discussed herein. Important factors that might cause such material differences include risks associated with potential acquisitions, the level of demand for Remedy's products and services, expansion of international operations, dependence on new products that respond to rapid technological change, and Remedy's ability to effectively manage its growth and attract and retain key personnel. For a more detailed discussion of the risks relating to Remedy's business, investors should read the section later in this report entitled "Factors That May Affect Future Operating Results" on page 19 and "Quantitative and Qualitative Disclosures about Market Risk" on page 24.

     The following table sets forth, as a percentage of total revenue, consolidated statements of income data for the periods indicated.

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
REVENUE:
  Product...................................................   58%     62%     64%
  Maintenance and service...................................   42%     38%     36%
                                                              ---     ---     ---
          Total revenue.....................................  100%    100%    100%
COSTS AND EXPENSES:
  Cost of product revenue...................................    4%      3%      3%
  Cost of maintenance and service revenue...................   16%     16%     15%
  Research and development..................................   18%     18%     21%
  Sales and marketing.......................................   38%     39%     38%
  General and administrative................................    6%      5%      6%
  Amortization of goodwill and other intangibles............    3%      2%     --
                                                              ---     ---     ---
          Total costs and expenses..........................   85%     83%     83%
                                                              ---     ---     ---
Income from operations......................................   15%     17%     17%
Interest income and other, net..............................    3%      2%      4%
Non-recurring charges.......................................   -1%     --      -2%
                                                              ---     ---     ---
Income before provision for income taxes....................   17%     19%     19%
Provision for income taxes..................................    5%      6%      7%
                                                              ---     ---     ---
Net income..................................................   12%     13%     12%
                                                              ===     ===     ===

REVENUE

     Total revenue was $288.5 million, $228.9 million and $157.4 million in 2000, 1999 and 1998, representing increases of 26% from 1999 to 2000 and 45% from 1998 to 1999. Remedy recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition", as amended. It derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes and rights to upgrades on a when-and-if available basis for a stated term of generally one year. Services range from installation, training and basic consulting to software modification to meet specific customer needs. In software arrangements that include rights to multiple software products, support and/or other services, Remedy allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on objective evidence specific to Remedy.

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. Revenue from license fees in multiple element contracts is recognized using the residual method when there is vendor specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements regardless of any separate prices stated within the contract for each element. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collection is not considered probable due to extended payment terms, revenue is recognized when the fee is collected.

     Revenue allocable to support is recognized on a straight-line basis over the periods in which the support is provided.

     Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, revenue under the arrangement is recognized in accordance with SOP 81-1, "Accounting for Performance of Construction -- Type and Certain Production-Type Contract". When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

     Remedy distributes the majority of its products through its direct sales organization, which is complemented by indirect sales channels, including value-added resellers (VARs), system integrators (SIs) and independent software vendors (ISVs). Billings derived through indirect channels accounted for approximately 47% of its total revenue in 2000 as compared to 46% in 1999 and 48% in 1998. Remedy expects that billings derived through indirect channels, while growing in absolute dollar amounts, will continue to fluctuate as a percentage of total billings.

     International sales accounted for 38% of total revenue in 2000, as compared to 34% in 1999 and 38% in 1998. A majority of international sales are denominated and collected in U.S. currency. However, Remedy began multi-currency invoicing of customers during the fourth quarter of 1999. The majority of international sales are in Europe with lower amounts in Canada, the Pacific Rim and Latin America. Currently Remedy maintains sales offices in the United Kingdom, Canada, Germany, France, Spain, Italy, Ireland, The Netherlands, Sweden, Singapore, Australia, Japan and Hong Kong. In October 1998, it established Remedy Software International Limited (RSIL) in Ireland. From this location, Remedy ships its products to customers in Europe, the Middle East and Africa. Remedy also expects to increase the staffing levels of its international-based operations in 2001. Because a substantial majority of Remedy's international sales are made through indirect channels, any material increase in its international sales as a percentage of total revenue may adversely affect its average selling prices and gross margins due to the lower unit prices that Remedy receives when selling through indirect channels.

     PRODUCT REVENUE. Remedy currently derives substantially all of its product revenue from licenses of the Action Request System and applications which are built upon the AR System foundation. Revenue from product licenses was $168.0 million, $141.5 million and $101.1 million in 2000, 1999 and 1998. This represents increases of 19% from 1999 to 2000 and 40% from 1998 to 1999. The growth of revenue in absolute dollars is largely a result of Remedy's sales and marketing efforts and the increased acceptance of its ITSM and CRM solutions in both U.S. and international markets. Remedy intends to continue to enhance its current software products as well as to develop new products. As a result, it anticipates that revenue from product licenses will continue to represent a substantial majority of its revenue in the foreseeable future.

     MAINTENANCE AND SERVICE REVENUE. Remedy derives its maintenance and service revenue from support, consulting and training services provided to customers. Maintenance and service revenue was $120.6 million,

$87.5 million and $56.3 million in 2000, 1999 and 1998, representing increases of 38% from 1999 to 2000 and 55% from 1998 to 1999. The growth of maintenance and service revenue in absolute dollars is primarily due to the renewal of maintenance contracts after the initial one-year term and increased licensing activity, which has resulted in increased revenue from ancillary sources such as maintenance, support, training and consulting services.

COST AND EXPENSES

     COST OF PRODUCT REVENUE. Costs of product revenue consist primarily of the costs related to product media and duplication, manuals, packaging materials, personnel, shipping expenses and royalties paid to third-party vendors. Cost of product revenue was $10.5 million, $6.9 million and $4.5 million in 2000, 1999 and 1998, representing 6% of the related product revenue for 2000, 5% for 1999 and 4% for 1998. The increases as percentage of product revenue and in absolute dollars relates primarily to higher volumes of product shipped, increased third party royalty obligation and fixed costs associated with the release of new products. Cost of product revenue does not include amortization of capitalized software development costs, as all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred.

     COST OF MAINTENANCE AND SERVICE REVENUE. Costs of maintenance and service revenue consist primarily of personnel related costs incurred in providing telephone support, consulting services and training to customers. Cost of maintenance and service revenue was $47.7 million, $37.1 million and $23.2 million in 2000, 1999 and 1998, representing 40% of the related maintenance and service revenue for 2000, 42% in 1999 and 41% in 1998. Cost of maintenance and service revenue as a percentage of related maintenance and service revenue decreased primarily due to the increased use of employees resulting from the acquisition of ESQ Systems Integrators, Inc. in 2000. Cost of maintenance and service revenue in absolute dollars increased significantly, primarily due to costs from increased personnel as Remedy continued to invest in its customer support and consulting personnel. Remedy believes that cost of maintenance and service revenue will increase in absolute dollar amounts in the future.

     RESEARCH AND DEVELOPMENT. Research and development costs relate to the personnel and equipment costs associated with maintaining and enhancing existing product lines, as well as developing new product lines to meet the expanding range of customer requirements. Research and development expenses were $52.0 million, $40.9 million, and $33.7 million, or 18% of total revenue in 2000 and 1999, and 21% in 1998. The increases in research and development expenses in absolute dollar amounts in each successive year is primarily attributable to increased staffing, outside contractors and associated support for software engineers required to expand and enhance Remedy's product line. Remedy believes that research and development expenses will continue to increase in absolute dollar amounts in the future.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel, as well as promotional expenses. Sales and marketing expenses were $110.5 million, $88.8 million, and $59.3 million, or 38%, 39% and 38% of total revenue, in 2000, 1999 and 1998. The increases in sales and marketing expenses in absolute dollar amounts were primarily due to significant annual increases in the sales force and Remedy's increasing sales and marketing resources and marketing activities, including trade shows and promotional activities, to further promote Remedy's new and existing products. Remedy believes that sales and marketing expenses will continue to increase in absolute dollar amounts in the future as it plans to further promote the sale of its expanding product lines.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of the salaries and related expenses for executive and finance personnel, professional fees, bad debt expense and other corporate expenses. General and administrative expenses were $17.4 million, $12.3 million and $9.4 million in 2000, 1999, and 1998, or 6%, 5% and 6% of total revenue, in 2000, 1999 and 1998. The increases in absolute dollar amounts in each successive year were primarily the result of increased staffing and associated expenses necessary to manage and support the growth as well as an increase in bad debt expense in the latter part of 2000. In 2000, 1999, and 1998, bad debt expense were approximately $2.4 million, $0.2 million, and

$0.5 million. Remedy believes that its general and administrative expenses will increase in absolute dollar amounts in the future as it expands its staffing.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles relates to the purchase of BayStone Software, Inc. in October 1998, the purchase of Pipestream Technologies, Inc. in July 1999, the purchase of Fortress Technologies, Inc. in September 1999, the purchase of Axtive Software, Inc. in February 2000, the purchase of Ostream Software, Inc. in February 2000, and the purchase of ESQ Systems Integrators, Inc. in June 2000. Goodwill and other intangibles, which consist of $36.8 million of goodwill and $2.1 million of acquired workforce are being amortized on a straight-line basis over a period of four years from the date of acquisition. Amortization expenses were $8.9 million and $4.1 million in 2000 and 1999. Amortization expense related to these acquisitions is expected to be approximately $9.7 million and $9.2 million, for each of the twelve-month periods ended December 31, 2001 and December 31, 2002.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net, which consists primarily of interest income earned on Remedy's cash and short term investments, was $8.7 million, $5.0 million and $5.9 million in 2000, 1999 and 1998. The increase from 1999 to 2000 was due to higher cash balances and higher effective yields resulting from increasing interest rates. The decrease from 1998 to 1999 relates primarily to a foreign exchange loss in 1999 of $0.5 million compared to a foreign exchange gain of $0.3 million in 1998.

     NON-RECURRING CHARGES. During 1999, Remedy made a minority equity investment of $2.0 million in a privately held software company accounted for using cost method. During 2000, Remedy wrote off the $2.0 million investment after determining that the investment was permanently impaired. Remedy has no other material equity investments as of December 31, 2000. In October 1998, the Company acquired BayStone Software, Inc., a privately held provider of a suite of customer support, quality assurance and opportunity management and telesales automation applications for rapidly growing businesses. A total of $3.1 million was expensed in the Company's final fiscal quarter of 1998 related to the acquisition. This was comprised of purchased in-process research and development of $1.5 million and approximately $1.6 million in other merger related expenses, including $1.1 million for subsequent personnel severance and outplacement expenses and $0.5 million for other indirect costs of the acquisition.

     PROVISION FOR INCOME TAXES. The effective tax rate for the year ended December 31, 2000 was 30%, compared to effective tax rates for 1999 and 1998 of 33% and 36%. The effective tax rate differs from the federal statutory rate due primarily to state income taxes, offset by tax-exempt interest income and research and development tax credits. The decrease in the effective tax rate in both years relates primarily to increased research and development tax credits, increased amounts of tax-exempt interest and lower state taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, Remedy had $43.1 million in cash and cash equivalents, $164.8 million in short-term investments and $204.4 million of working capital.

     Net cash provided by operating activities in 2000, 1999 and 1998 was $72.2 million, $46.9 million and $29.1 million, of which net income was a significant component in each year. In all three years, cash from operations was used to support Remedy's working capital requirements, as such requirements expanded, and in all three years Remedy experienced significant growth in receivables, accompanying its increased sales volumes, partially offset by growth in deferred revenue balances.

     Remedy began investing in forward and simple purchase option contracts in 1999 to hedge the risk associated with a newly implemented plan of multi-currency invoicing. No cash was used for simple purchase option contracts for the year ended December 31, 2000 and approximately $29,000 was used for the year ended December 31, 1999. Remedy may use forward and simple purchase option contracts in the future to minimize the exposures to the United States Dollar
(USD) value of foreign currency denominated sales, and as non-USD denominated international revenues increase, the cash used to purchase these option contracts may increase.

     Net cash used in investing activities in 2000, 1999 and 1998 was $68.0 million, $70.7 million and $33.1 million. The decrease in Remedy's net cash used in investing activities for the years ended Decem-ber 31, 2000, and 1999 is primarily due to decrease in net short-term investment purchases, while the increase for the years ended December 31, 1999 and 1998 is primarily due to increase in net short-term investment purchases, cash used to acquire businesses as well as property and equipment expenditure. Purchases of short-term investments exceeded maturities by $39.7 million, $47.5 million and $14.4 million in 2000, 1999 and 1998.

     Cash paid to acquire businesses in 2000, 1999 and 1998 was $15.3 million, $11.0 million and $10.4 million. The $15.3 million in 2000 was comprised of $7.5 million spent to acquire Axtive Software, Inc., $2.8 million spent to acquire Ostream Software, Inc. and $5.0 million spent to acquire ESQ Systems Integrators, Inc. The $11.0 million in 1999 relates to the acquisition of Pipestream Technologies, Inc. and Fortress Technologies, Inc. The $10.4 million in 1998 relates to the acquisition of BayStone Software, Inc.

     Cash used to purchase property and equipment, consist primarily of computer workstations, capitalized internal use software, leasehold improvements and file servers for Remedy's growing employee base was $13.0 million, $10.2 million and $8.3 million, in 2000, 1999 and 1998. Remedy expects that the rate of purchases of property and equipment will continue to increase as its employee base grows. Remedy's principal commitments consist primarily of leases on its facilities. As of December 31, 2000, Remedy has a total of approximately $34.8 million future minimum rental commitments under the operating leases for the next five years and hereafter.

     Net cash used by financing activities in 2000 was $8.3 million compared to $12.1 million provided by financing activities in 1999 and $7.5 million used by financing activities in 1998. This comparative decrease of $20.4 million from 1999 to 2000 is due to the repurchase of approximately 1.87 million shares of common stock at a cost of $37.2 million and capital lease principal payments of approximately $88,000 netted with the proceeds of $29.0 million from the issuance of common stock under the employee stock purchase and stock option plans during 2000, compared with the repurchase of approximately 900,000 shares of common stock at a cost of $17.3 million and capital lease principal payments of $0.7 million netted with the proceeds of $30.1 million from the issuance of common stock under the employee stock purchase and stock option plans during 1999. The comparative increase of $19.6 million from 1998 to 1999 is primarily due to $23.4 million additional cash generated in 1999 from the issuance of common stock under the employee stock purchase and stock option plans, the additional usage of $3.3 million to repurchase shares of common stock, as well as the additional principal payments of $0.5 million under capital lease obligations.

     On August 5, 1998, the Board of Directors (the Board) authorized management of Remedy to repurchase up to 3 million shares, or approximately 10 percent of its outstanding shares of common stock, over the next twelve months. On August 5, 1999, the Board authorized Remedy to continue the share repurchase program for an additional six months through February 2000. On July 26, 2000, the Board of Directors authorized management of Remedy to repurchase up to an additional 3 million shares, or approximately 10 percent of its outstanding shares of common stock, over the next twelve months. Since 1998, Remedy has repurchased the shares on the open market from time to time, depending on market conditions. The repurchases have been funded by Remedy's cash and short-term investments. As of December 31, 2000, Remedy had repurchased a total of approximately 3.87 million shares of its stock since initial Board approval in August 1998 at an average price of $17.68 for approximately $68.4 million.

     Remedy believes that its current cash and short-term investment balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash, to the extent it experiences growth in the future, Remedy anticipates that its operating and investing activities may use cash. In addition, Remedy may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Consequently, significant future growth may require it to obtain additional equity or debt financing which may not be available to Remedy on acceptable terms, or at all.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activity", which was subsequently amended by Statement No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of SFAS 133" and Statement No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133". SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires Remedy to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. Remedy adopted SFAS 133 in the quarter ended September 30, 1999 and subsequently implemented a program to hedge a portion of its forecasted foreign currency denominated revenue and expenses with foreign exchange forward contracts. SFAS 133 did not have a material effect on Remedy's financial statements as of December 31, 2000.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", as amended by SAB 101B. SAB 101 summarizes the aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Remedy's adoption of SAB 101 as of October 1, 2000 did not have a material impact on its revenue recognition policies and financial statements.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion 25." This interpretation clarifies the application of APB 25 for certain issues including: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but the conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. FIN 44 did not have a significant effect on Remedy's financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     GENERAL ECONOMIC AND MARKET CONDITIONS. During recent years, segments of the personal computer industry have experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, work slowdowns and layoffs. The technology sector in which we operate has also experienced a dramatic slowdown in the past six months, as evidenced by the decline of stock prices on the Nasdaq National Market. The macroeconomic environment may harm our business by impacting our customers, their spending and the rate at which they accept our products. Remedy's operations may in the future experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on its business, operating results or financial condition.

     MANAGEMENT OF GROWTH; DEPENDENCE UPON KEY PERSONNEL. Remedy's ability to compete effectively and to manage future growth, if any, will require it to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee work force. There can be no assurance that Remedy will be able to do so successfully. Its failure to do so could seriously harm Remedy's business, operating results and financial condition. Remedy's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom are bound by an employment agreement. The loss of the services of one or more of its current executive officers could have a material adverse effect on its business, operating results and financial condition. Remedy's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that it can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

     EMPLOYMENT MARKET; NEED TO INCREASE SALES FORCE. Remedy's future success depends, in part, on its continuing ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. As a majority of its workforce is located in the competitive employment market of the Silicon Valley in California, competition for personnel is intense, and there can be no assurance that Remedy can attract, assimilate or retain adequate levels of technical, sales, marketing and managerial personnel in the future. In particular, Remedy intends to continue hiring additional sales personnel in 2001 and beyond, which is required if it is to achieve significant revenue growth in the future. Competition for such personnel is intense, and there can be no assurance that Remedy can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. In the past, Remedy has experienced difficulty in recruiting a sufficient number of qualified sales persons. Any failure of Remedy to attract and retain such qualified employees could have a material adverse effect on its business, operating results and financial condition.

     POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. Remedy's quarterly operating results have in the past and may in the future vary significantly depending on factors such as increased competition, the timing of new product announcements and changes in pricing policies by Remedy and its competitors, market acceptance of new and enhanced versions of Remedy's products, the size and timing of significant orders, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rate fluctuations and general economic factors. Remedy operates with no significant order backlog because its software products typically are shipped or electronically downloaded over the Web shortly after orders are received. Furthermore, Remedy has often recognized a substantial portion of its revenue in the last month of a quarter, with this revenue frequently concentrated in the last weeks of a quarter. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter and revenue for any future quarter is not predictable with any significant degree of certainty. Product revenue is also difficult to forecast because the market for software products is rapidly evolving, and Remedy's sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. Remedy's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of its expenses varies with its revenue. As a result, Remedy believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter Remedy's operating results will be below the expectations of public market analysts and investors. In such event, the price of its Common Stock would likely be materially adversely affected.

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. From time to time Remedy may acquire or invest in companies, technologies or products that complement its business or its product offerings. Any such acquisitions may result in the use of cash, potentially dilutive issuances of equity securities, the write-off of software development costs or other assets, incurrence of severance liabilities, the amortization of expenses related to goodwill and other intangible assets and/or the incurrence of debt, any of which could have a material adverse effect on its business, financial condition, cash flows and results of operations. Acquisitions involve numerous additional risks including difficulties in the assimilation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of its business, and the entry into markets in which Remedy has little or no direct prior experience. In addition, potential acquisition candidates targeted by Remedy may not have audited financial statements, detailed financial information or any degree of internal controls. There can be no assurance that an audit subsequent to any successful completion of an acquisition will not reveal matters of significance, including with respect to revenues, expenses, liabilities, contingent or otherwise, and intellectual property. There can be no assurance that Remedy would be successful in overcoming these or any other significant risks encountered and the failure to do so could have a material adverse effect upon its business, operating results and financial condition.

     DEPENDENCE ON NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE; RISK OF PRODUCT BUGS. The client/server and web-based application software market is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of Remedy's products are difficult to estimate. Its future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. In 2000, Remedy invested significant resources into the research and development, sales and marketing of software applications. Remedy is continuing to invest heavily in these efforts in 2001. There can be no assurance that Remedy will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and customer requirements, or that Remedy will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If Remedy is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, its business, operating results and financial condition will be materially adversely affected. If the new products currently being developed by Remedy do not achieve market acceptance or are not released when expected, its business, operating results and financial condition will be materially adversely affected. Software products as complex as those offered by Remedy may contain undetected errors or failures when first introduced or when new versions are released. Remedy has in the past discovered software errors in its new products and enhancements after their introduction and has experienced delays or lost revenue during the period required to correct these errors. Although Remedy has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by Remedy and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon its business, operating results and financial condition.

     INTERNATIONAL OPERATIONS. International sales represented approximately 38% of Remedy's revenue in 2000. Remedy currently has thirteen international wholly owned subsidiaries, which are primarily sales offices, and are located in the United Kingdom, Canada, Germany, France, Spain, Italy, The Netherlands, Sweden, Singapore, Australia, Japan, Hong Kong and Ireland. One of Remedy's strategies is to continue to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources. Traditionally, international operations are characterized by higher operating expenses and lower operating margins. As a result, if international revenues increase as a percentage of total revenue, operating margins may be adversely affected. Costs associated with international expansion include the establishment of additional foreign offices, the hiring of additional personnel, the localization and marketing of its products for particular foreign markets and the development of relationships with additional international service providers. If international revenue is not adequate to offset the expense of expanding foreign operations, its business, operating results or financial condition could be materially adversely affected.

     Remedy's international operations are subject to other risks inherent in international business activities and generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, product acceptance in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws and general economic conditions in such countries. There can be no assurance that such factors will not have a material adverse effect on its future international sales and, consequently, its results of operations. In addition, because a substantial majority of Remedy's international sales are indirect, any material increase in its international sales as a percentage of total revenue may adversely affect Remedy's average selling prices and gross margins due to the lower unit prices that Remedy receives when selling through indirect channels.

     PRODUCT CONCENTRATION. Remedy currently derives the majority of its revenue from licenses of the AR System, the applications Remedy provides, which are built upon the AR System foundation, and related services. Broad market acceptance of Remedy's products is critical to its future success. As a result, a decline in demand for or failure to achieve broad market acceptance of the AR System foundation and applications as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of Remedy. Remedy's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of the AR System foundation and other applications, specifically CRM and ITSM applications. There can be no assurance that Remedy will continue to be successful in marketing the AR System or any new or enhanced products or applications. In 2000, Remedy invested significant resources into the research and development, and sales and marketing of new software applications. However, Remedy believes that its success in expanding its product line will depend largely on new products achieving market acceptance and technological competitiveness. In January 2001, Remedy announced the discontinuation of the MRO eProcurement application. The exit from the eProcurement solution is not expected to have a material effect on Remedy's financial position or results of operations.

     EXPANSION OF INDIRECT CHANNELS. An integral part of Remedy's strategy is to continue to develop the marketing channels of value-added resellers (VARs), system integrators (SIs) and independent software vendors (ISVs). VARs, SIs and ISVs accounted for approximately 47% of its total revenue in 2000. If these marketing channels increase as a percentage of sales, its operating margins may be adversely affected due to the lower unit prices that Remedy receives when selling through indirect channels. There can be no assurance that Remedy will be able to attract VARs, SIs and ISVs that will be able to market its products effectively and will be qualified to provide timely and cost-effective customer support and service. In addition, Remedy's agreements with VARs, SIs and ISVs are not exclusive and in many cases may be terminated by either party without cause, and many of its VARs, SIs and ISVs carry competing product lines. Therefore, there can be no assurance that any VAR, SI or ISV will continue to represent Remedy's products, and the inability to recruit, or the loss of important VARs, SIs or ISVs could adversely affect its results of operations.

     Remedy intends to rely on third-party implementation providers, including integration consulting firms and Remedy Approved Consultants (RACs), to assist with the implementation of its products in large enterprise customers and in the training of personnel within such enterprises, in order to meet the demand for implementation of its product from large enterprise customers. As it is Remedy's strategy to increase its sales to enterprise customers and to use third party service providers to service such customers, its operating margins may be lower as a result of the higher expenses associated with engaging such third party service providers.

     EURO CONVERSION. Remedy is aware of the issues associated with the changes in Europe aimed at forming a European Economic and Monetary Union (EMU). On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). On that day, the Euro became a functional legal currency within these countries and over the next three years, business in the EMU member states will be conducted in both the existing national currency and the Euro. As a result, companies operating in or conducting business in EMU member states need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the legacy currencies, so that the legacy currencies will no longer be legal tender for any transactions, making the conversion to the Euro complete. Remedy recognizes that by January 1, 2002, all of its customers in the participating countries in Europe will need to have converted all the values in their databases to the Euro, having previously reflected all values in the appropriate local currencies. At this time, it is not possible to summarize the potential costs associated with addressing any Euro conversion issues and there can be no assurance that these issues and their related costs will not have a materially adverse effect on its business, operating results and financial position.

     DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISKS OF INFRINGEMENT. Remedy's success is heavily dependent upon proprietary technology. Remedy relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. It seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Remedy presently has three patent applications pending. Despite its efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of Remedy's products or to obtain and use information that Remedy regards as proprietary. Policing unauthorized use of Remedy's products is difficult, and while it is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, Remedy relies primarily on "shrink wrap" (out-of-the-box or off-the-shelf sales) and "click wrap" (electronic sales transmitted via the internet) licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of some jurisdictions. In addition, the laws of some foreign countries do not protect its proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that Remedy's means of protecting its proprietary rights will be adequate or that its competitors will not independently develop similar technology. Remedy is not aware that any of its products infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not claim infringement by Remedy with respect to current or future products. Remedy expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Remedy to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Remedy or at all, which could have a material adverse effect upon its business, operating results and financial condition.

     PRODUCT LIABILITY. Remedy's license agreements with its customers typically contain provisions designed to limit its exposure to potential product liability claims. In selling its products, Remedy relies primarily on "shrink wrap" (out-of-the-box or off-the-shelf sales) and "click wrap" (electronic sales transmitted via the internet) licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of some jurisdictions. For these and other reasons, it is possible that the limitation of liability provisions contained in its license agreements may not be effective. Although Remedy has not experienced any product liability claims to date, the sale and support of products by Remedy may entail the risk of such claims. A successful product liability claim brought against Remedy could have a material adverse effect upon its business, operating results and financial condition.

     RISKS ASSOCIATED WITH SELLING TO LARGE ENTERPRISE CUSTOMERS. Remedy has recently increased its efforts to sell its products to large enterprise customers, and has devoted significant management and financial resources to achieving this goal. If successful, large enterprise customers are expected to deploy its products in business critical operations which involve significant capital and management commitments by such customers. Potential large enterprise customers generally commit significant resources to an evaluation of available enterprise software and require Remedy to expend substantial time, effort and money educating them about the value of Remedy's solutions. Sales of its products to such customers require an extensive sales effort throughout a customer's organization because decisions to purchase such products generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including factors over which Remedy has little or no control, may cause potential large enterprise customers to favor a particular supplier or to delay or forego a purchase. As a result of these or other factors, the sales cycle for Remedy's products is long, typically ranging between three and nine months. As a result of the length of the sales cycle and the significant selling expenses resulting from selling into the large enterprise, Remedy's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large transactions to which Remedy has devoted significant resources could seriously harm its business, operating results or financial condition and could cause significant variations in its operating results from quarter to quarter.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. Remedy's exposure to market risk for changes in interest rates primarily relates to its investment portfolio. As stated in its policy, Remedy is averse to principal loss and seeks to preserve its invested funds by limiting issuer risk, default risk, liquidity risk and interest rate risk. Remedy limits issuer risk by placing its investments with high credit quality issuers and, by policy, limiting the amount of credit exposure to any one issuer. It mitigates default and liquidity risks by investing in only high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Remedy mitigates interest rate risk by only allowing suitable investments to be made in taxable and non-taxable U.S. as well as foreign instruments. The tables below present the carrying value, market value and related weighted average interest rates for its investment portfolio as of December 31, 2000 and December 31, 1999. All investments in aggregate have a weighted average remaining maturity of less than one year at any given point in time.

                                                    CARRYING     MARKET        AVERAGE
             AS OF DECEMBER 31, 2000                 VALUE       VALUE      INTEREST RATE
             -----------------------                --------    --------    -------------
Investment Securities (in thousands):
  Cash Equivalents -- fixed rate..................  $    651    $    651        5.27%
  Short-term investments -- fixed rate............   164,780     169,181        5.01%
                                                    --------    --------
  Total investment securities.....................   165,431     169,832        5.01%
Money market funds................................    14,384      14,384        5.93%
                                                    --------    --------
Total interest bearing instruments................  $179,815    $184,216        5.08%
                                                    ========    ========

                                                    CARRYING     MARKET        AVERAGE
             AS OF DECEMBER 31, 1999                 VALUE       VALUE      INTEREST RATE
             -----------------------                --------    --------    -------------
Investment Securities (in thousands):
  Cash Equivalents -- fixed rate..................  $    534    $    534        5.19%
  Short-term investments -- fixed rate............   125,116     124,761        5.01%
                                                    --------    --------
  Total investment securities.....................   125,650     125,295        5.01%
Money market funds................................    20,417      20,417        4.79%
                                                    --------    --------
Total interest bearing instruments................  $146,067    $145,712        4.98%
                                                    ========    ========

     FOREIGN CURRENCY RISK. Remedy transacts business in various foreign currencies, primarily in Europe. As some revenues are denominated in currencies other than U.S. dollars, it will be subject to the risks associated with foreign exchange rate fluctuations. In addition, an increase in the value of the U.S. dollar relative to foreign currencies could make its products more expensive and, therefore, potentially less competitive in those markets. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Remedy hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month period. In the fourth quarter of 1999, Remedy began invoicing in currencies other than U.S. dollars, and as a result, Remedy has entered into hedging activities in order to minimize the exposure of the United States Dollar (USD) value of foreign currency denominated sales. The hedging program is operated pursuant to documented corporate risk management policies. Remedy does not enter into any derivative transactions for speculative purposes. Remedy's 2000 derivative financial instruments should not subject it to material risk due to exchange rate movements because gains and losses on these contracts should offset losses and gains on the transactions being hedged. In the future, more of its revenues and expenses may be denominated in currencies other than U.S. dollars and, as a result, Remedy's exposure in the future may fluctuate depending upon the nature and success of the hedging activities. Accordingly, due to the substantial volatility of foreign exchange rates, its business, operating results or financial condition could be materially adversely affected.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers as of March 2, 2001 are as set forth in Part I, item 4A of this document.

     The information under the caption "Election of Directors" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held on May 24, 2001 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation and related information" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held on May 24, 2001 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership of Certain Beneficial Owners and Management" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held on May 24, 2001 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Relationships and Related Transactions" as set forth in the Company's proxy statement for its annual stockholders' meeting to be held on May 24, 2001 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements are filed as part of this report:

                                                              PAGE
                                                              ----
- Consolidated Balance Sheets as of December 31, 2000 and
  1999. ....................................................   31
- Consolidated Statements of Income for each of the three
  years in the period ended December 31, 2000. .............   32
- Consolidated Statements of Stockholders' Equity for each
  of the three years in the period ended December 31. ......   33
- Consolidated Statements of Cash Flows for each of the
  three years in the period ended December 31, 2000. .......   34
- Notes to Consolidated Financial Statements. ..............   35

     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule is submitted herewith:

                                                              PAGE
                                                              ----
- Schedule II: Valuation and Qualifying Accounts and
  Reserves..................................................   50

          Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     3. EXHIBITS.

     See Item 14(c).

(b) REPORTS ON FORM 8-K

     1. None

(c) EXHIBITS

EXHIBIT NO.                       DOCUMENT DESCRIPTION
-----------                       --------------------
 3.1***       Amended and Restated Certificate of Incorporation of the
              Registrant.
 3.2****      Amended and Restated Bylaws of the Registrant.
 4.1*         Reference is made to Exhibits 3.1 and 3.2.
 4.2*         Specimen Common Stock certificate.
 4.3*         Restated Investor Rights Agreement, dated May 4, 1992, among the Registrant and the investors and the founders named
              therein.
 4.4*         Amendment of Restated Investor Rights Agreement, dated April
              23, 1994, among the Registrant and the investors named
              therein.
 4.5*         Second Amendment of Restated Investor Rights Agreement,
              dated January 18, 1995, among the Registrant and the
              investors named therein.
 4.6**        Rights Agreement dated as of July 25, 1997, between the
              Company and Harris Trust Savings Bank, including the
              Certificate of Designation of Series A Junior Participating
              Preferred Stock, Form of Right Certificate and Summary of
              Rights to Purchase Preferred Shares attached thereto as
              Exhibits A, B and C, respectively.
10.1*         Form of Indemnification Agreement entered into between the
              Registrant and its directors and officers.
10.2*         The Registrant's 1991 Stock Option/Stock Issuance Plan and
              forms of agreements thereunder.
10.3*         The Registrant's 1995 Stock Option/Stock Issuance Plan and
              forms of agreements thereunder.

EXHIBIT NO.                       DOCUMENT DESCRIPTION
-----------                       --------------------
10.4*         The Registrant's Employee Stock Purchase Plan and forms of agreements thereunder.
10.5*         The Registrant's 1995 Non-Employee Directors Stock Option
              Plan and forms of agreements thereunder.
10.6*         Lease Agreement by and between the Registrant and Charleston
              Properties (Charleston), dated March 11, 1994, regarding the space located at 1500 Salado Drive.
10.7*         Lease Agreement for use of Real Property by and between the
              Registrant and Sun Microsystems, Inc. (Sun), dated March 11,
              1994, regarding the space located at 1500 Salado Drive, and related consent of Charleston, dated March 10, 1994.
10.8*         Lease Agreement for use of Real Property by and between the
              Registrant and Sun Microsystems, Inc., dated March 11, 1994, regarding the space located at 1505 Salado Drive, and
              related consent of Peery/Arrillaga, dated March 9, 1994.
10.9*         Form of Action Request System Shrink Wrap License Agreement.
10.10*        Form of Value Added Reseller Agreement.
10.11****     Amended and Restated Business Loan Agreement by and between the Registrant and SVB, dated June 15, 1997.
10.12****     Amended and Restated Promissory Note by and between the
              Registrant and SVB, dated June 15, 1997.
10.13****     Lease Agreement by and between the Registrant and Greiner,
              Inc. Pacific, dated March 29, 1996, regarding the space
              located at 5890 Stoneridge Drive.
10.14****     Lease Agreement by and between the Registrant and Viacom
              International Inc., dated March 17, 1997, regarding the
              space located at 5924 Stoneridge Drive.
10.15*****    Business Loan Agreement by and between the Registrant and
              Silicon Valley Bank (SVB), dated July 20, 1998.
10.16******   First Amendment to Lease Agreement for use of Real Property
              by and between the Registrant and Sun Microsystems, Inc.,
              dated June 23, 1994, regarding the space located at 1505
              Salado Drive.
10.17******   Second Amendment to Lease Agreement for use of Real Property
              by and between the Registrant and Sun Microsystems, Inc.,
              dated September 30, 1996, regarding the space located at
              1505 Salado Drive.
10.18******   Third Amendment to Lease Agreement for use of Real Property
              by and between the Registrant and Sun Microsystems, Inc.,
              dated June 30, 1999, regarding the space located at 1505
              Salado Drive.
10.19******   Lease Agreement by and between the Registrant and LSI Logic
              Europe, Limited, dated August 20, 1999, regarding the first floor leased space located at Greenwood House, 5 London
              Road, Bracknell, Berkshire.
10.20******   Lease Agreement by and between the Registrant and LSI Logic
              Europe, Limited, dated August 20, 1999, regarding the ground floor and other leased space located at Greenwood House, 5
              London Road, Bracknell, Berkshire.
10.21         Lease Agreement by and between the Registrant and Ariba,
              Inc., dated February 15, 2001, regarding the space located at 1565 and 1585 Charleston Road.
21.1          Subsidiaries of the Registrant.
23.1          Consent of Ernst & Young LLP, Independent Auditors.

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

**** Incorporated by reference from the Exhibits to Remedy Corporation's Form 10-K Annual Report for the year ended December 31, 1997.

***** Incorporated by reference from the Exhibits to Remedy Corporation's Form 10-K Annual Report for the year ended December 31, 1998.

****** Incorporated by reference from the Exhibits to Remedy Corporation's Form 10-K Annual Report for the year ended December 31, 1999.

Remedy, Remedy Corporation and design, Action Request System, AR System, AR Web, Flashboards, Distributed Server Option, Remedy Help Desk, Remedy Asset Management, Remedy Change Management, Remedy Service Level Agreements, Remedy Approved Server, Remedy Strategic Service Suite, Remedy Web, Multi-Processing Server Option, Full Text Search Option, BayStone, Remedy Quality Management, Remedy Year 2000 Compliance Manager, Remedy Customer Support and Remedy Leads Management are all registered or other trademarks of Remedy Corporation. All other trademarks and registered trademarks mentioned in this Report on Form 10-K may be trademarks, registered trademarks or service marks of the companies with which they are associated.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Remedy Corporation

     We have audited the accompanying consolidated balance sheets of Remedy Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Remedy Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 18, 2001

                               REMEDY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                AS OF DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
Current assets:
  Cash and cash equivalents.................................  $ 43,119     $ 47,302
  Short-term investments....................................   164,780      125,116
  Accounts receivable, net of allowance for doubtful
     accounts of $1,374 and $1,499, respectively............    79,326       64,105
  Prepaid expenses and other current assets.................     5,861        7,383
  Deferred tax asset........................................     7,157        4,380
                                                              --------     --------
          Total current assets..............................   300,243      248,286
Property and equipment, net.................................    19,418       14,945
Goodwill and other intangible assets, net...................    25,439       18,809
Other non-current assets....................................       524        2,996
Deferred tax asset -- non-current portion...................     3,437        2,451
                                                              --------     --------
                                                              $349,061     $287,487
                                                              ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,036     $  1,861
  Accrued compensation and related liabilities..............    10,293       15,432
  Income taxes payable......................................     3,616        1,341
  Other accrued liabilities.................................    20,942       15,395
  Deferred revenue..........................................    56,915       38,828
  Current portion of obligations under capital leases.......        --           67
                                                              --------     --------
          Total current liabilities.........................    95,802       72,924
Noncurrent portion of obligations under capital leases......        --           23
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.00005 per share; authorized
     20,000,000 shares; issued and outstanding: none........        --           --
  Common stock, par value $.00005 per share; authorized:
     240,000,000 shares; issued and outstanding: 30,314,320
     and 30,064,817 shares, respectively....................         2            2
  Additional paid-in capital................................   184,228      141,544
  Treasury stock (3,872,000 and 2,002,300 shares,
     respectively)..........................................   (68,441)     (31,267)
  Notes receivable from stockholders........................        --          (45)
  Accumulated other comprehensive (loss)/income.............      (396)           9
  Retained earnings.........................................   137,866      104,297
                                                              --------     --------
          Total stockholders' equity........................   253,259      214,540
                                                              --------     --------
                                                              $349,061     $287,487
                                                              ========     ========

                            See accompanying notes.

                               REMEDY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                2000          1999          1998
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Product..................................................   $167,958      $141,451      $101,132
  Maintenance and service..................................    120,552        87,482        56,288
                                                              --------      --------      --------
          Total revenue....................................    288,510       228,933       157,420
Costs and expenses:
  Cost of product revenue..................................     10,531         6,869         4,475
  Cost of maintenance and service revenue..................     47,709        37,136        23,196
  Research and development.................................     52,038        40,948        33,734
  Sales and marketing......................................    110,477        88,787        59,295
  General and administrative...............................     17,405        12,271         9,437
  Amortization of goodwill and other intangibles...........      8,906         4,072           446
                                                              --------      --------      --------
          Total costs and expenses.........................    247,066       190,083       130,583
                                                              --------      --------      --------
Income from operations.....................................     41,444        38,850        26,837
Interest income and other, net.............................      8,742         4,961         5,918
Non-recurring charges......................................     (2,000)           --        (3,104)
                                                              --------      --------      --------
Income before provision for income taxes...................     48,186        43,811        29,651
Provision for income taxes.................................     14,617        14,288        10,674
                                                              --------      --------      --------
Net income.................................................   $ 33,569      $ 29,523      $ 18,977
                                                              ========      ========      ========
Net income per share:
  Basic....................................................   $   1.09      $   1.02      $   0.66
                                                              ========      ========      ========
  Diluted..................................................   $   1.01      $   0.95      $   0.63
                                                              ========      ========      ========
Shares used in computing per share amounts:
  Basic....................................................     30,774        28,916        28,722
                                                              ========      ========      ========
  Diluted..................................................     33,128        31,062        29,901
                                                              ========      ========      ========

                            See accompanying notes.

                               REMEDY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                NOTES                       ACCUMULATED
                                    COMMON STOCK     ADDITIONAL               RECEIVABLE                       OTHER
                                   ---------------    PAID-IN     TREASURY       FROM         DEFERRED     COMPREHENSIVE
                                   SHARES   AMOUNT    CAPITAL      STOCK     STOCKHOLDERS   COMPENSATION   INCOME/(LOSS)
                                   ------   ------   ----------   --------   ------------   ------------   -------------
                                                                      (IN THOUSANDS)
Balance at December 31, 1997.....  28,619     $--     $ 92,397    $     --       $(47)          $(75)          $  --
Issuance of common stock upon
  exercise of options and
  purchases under the employee
  stock purchase plan............     986     --         6,594          --         --             --              --
Tax benefit from employee stock
  transactions...................      --     --           961          --         --             --              --
Amortization of deferred
  compensation...................      --     --            --          --         --             75              --
Repayment of note receivable.....      --     --            --          --          2             --              --
Treasury stock purchased.........  (1,117)    --            --     (13,977)        --             --              --
Net income.......................      --     --            --          --         --             --              --
                                   ------     --      --------    --------       ----           ----           -----
Balance at December 31, 1998.....  28,488     --        99,952     (13,977)       (45)            --              --
Components of comprehensive
  income:
  Net income.....................      --     --            --          --         --             --              --
  Unrealized hedging gains.......      --     --            --          --         --             --              23
  Translation adjustment.........      --     --            --          --         --             --             (14)
Comprehensive income.............
Issuance of common stock upon
  exercise of options and
  purchases under the employee
  stock purchase plan............   2,463      2        30,064          --         --             --              --
Tax benefit from employee stock
  transactions...................      --     --        11,528          --         --             --              --
Treasury stock purchased.........    (886)    --            --     (17,290)        --             --              --
                                   ------     --      --------    --------       ----           ----           -----
Balance at December 31, 1999.....  30,065      2       141,544     (31,267)       (45)            --               9
Components of comprehensive
  income:
  Net income.....................      --     --            --          --         --             --              --
  Unrealized hedging gains.......      --     --            --          --         --             --               9
  Translation adjustment.........      --     --            --          --         --             --            (414)
Comprehensive income.............
Issuance of common stock upon
  exercise of options and
  purchases under the employee
  stock purchase plan............   2,119     --        28,967          --         --             --              --
Tax benefit from employee stock
  transactions...................      --     --        13,717          --         --             --              --
Repayment of note receivable.....      --     --            --          --         45             --              --
Treasury stock purchased.........  (1,870)    --            --     (37,174)        --             --              --
                                   ------     --      --------    --------       ----           ----           -----
Balance at December 31, 2000.....  30,314     $2      $184,228    $(68,441)      $ --           $ --           $(396)
                                   ======     ==      ========    ========       ====           ====           =====


                                                  TOTAL
                                   RETAINED   STOCKHOLDERS'
                                   EARNINGS      EQUITY
                                   --------   -------------
                                        (IN THOUSANDS)
Balance at December 31, 1997.....  $ 55,797     $148,072
Issuance of common stock upon
  exercise of options and
  purchases under the employee
  stock purchase plan............        --        6,594
Tax benefit from employee stock
  transactions...................        --          961
Amortization of deferred
  compensation...................        --           75
Repayment of note receivable.....        --            2
Treasury stock purchased.........        --      (13,977)
Net income.......................    18,977       18,977
                                   --------     --------
Balance at December 31, 1998.....    74,774      160,704
Components of comprehensive
  income:
  Net income.....................    29,523       29,523
  Unrealized hedging gains.......        --           23
  Translation adjustment.........        --          (14)
                                                --------
Comprehensive income.............                 29,532
Issuance of common stock upon
  exercise of options and
  purchases under the employee
  stock purchase plan............        --       30,066
Tax benefit from employee stock
  transactions...................        --       11,528
Treasury stock purchased.........        --      (17,290)
                                   --------     --------
Balance at December 31, 1999.....   104,297      214,540
Components of comprehensive
  income:
  Net income.....................    33,569       33,569
  Unrealized hedging gains.......        --            9
  Translation adjustment.........        --         (414)
                                                --------
Comprehensive income.............                 33,164
Issuance of common stock upon
  exercise of options and
  purchases under the employee
  stock purchase plan............        --       28,967
Tax benefit from employee stock
  transactions...................        --       13,717
Repayment of note receivable.....        --           45
Treasury stock purchased.........        --      (37,174)
                                   --------     --------
Balance at December 31, 2000.....  $137,866     $253,259
                                   ========     ========

                            See accompanying notes.

                               REMEDY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  33,569    $  29,523    $  18,977
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................      8,924        7,844        6,117
    Amortization of goodwill and other intangibles..........      8,906        4,072          446
    Amortization of deferred compensation...................         --           --           75
    Non-recurring charges...................................      2,000           --           --
Changes in assets and liabilities:
  Accounts receivable.......................................    (15,221)     (21,827)      (9,432)
  Prepaid expenses and other current assets.................      1,522       (1,367)      (3,113)
  Deferred tax asset........................................     (3,763)      (2,300)      (1,430)
  Accounts payable..........................................      2,175            9          622
  Accrued compensation and related liabilities..............     (5,139)       7,589        2,280
  Income taxes payable......................................     15,990        9,305        3,720
  Other accrued liabilities.................................      4,637        5,219        1,266
  Other non-current assets..................................        472         (996)          --
  Deferred revenue..........................................     18,087        9,873        9,531
                                                              ---------    ---------    ---------
         Net cash provided by operating activities..........     72,159       46,944       29,059
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments.........................   (504,511)    (291,582)    (185,858)
Maturities of short-term investments........................    464,846      244,127      171,462
Cash paid for businesses acquired, net of cash assumed......    (15,339)     (11,028)     (10,427)
Purchase of investments.....................................         --       (2,000)          --
Capital expenditures........................................    (13,043)     (10,218)      (8,281)
                                                              ---------    ---------    ---------
         Net cash used in investing activities..............    (68,047)     (70,701)     (33,104)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations..........        (88)        (693)        (165)
Proceeds from issuance of common stock......................     28,967       30,066        6,595
Purchase of treasury stock..................................    (37,174)     (17,290)     (13,977)
                                                              ---------    ---------    ---------
         Net cash provided by (used in) financing
           activities.......................................     (8,295)      12,083       (7,547)
                                                              ---------    ---------    ---------
Net decrease in cash and cash equivalents...................     (4,183)     (11,674)     (11,592)
Cash and cash equivalents at beginning of year..............     47,302       58,976       70,568
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of year....................  $  43,119    $  47,302    $  58,976
                                                              =========    =========    =========
Supplemental disclosure of cash flow information:
  Interest paid during the year.............................  $      12    $      30    $     132
  Income taxes paid during the year.........................  $   2,260    $   7,443    $   8,242
Supplemental schedule of noncash financing activities:
  Equipment acquired under capital lease arrangements.......  $      --    $      86    $      76

                            See accompanying notes.

                               REMEDY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION OF THE COMPANY

     THE COMPANY. Remedy Corporation (the "Company") develops, markets and supports rapidly deployable and highly adaptable software products and solutions that simplify service-intensive business processes. Remedy offers adaptable applications for IT Service Management (ITSM) and Customer Relationship Management (CRM). The Company was incorporated in Delaware on November 20, 1990. The Company has wholly owned subsidiaries in the United Kingdom, Canada, Germany, France, Spain, Italy, The Netherlands, Sweden, Singapore, Australia, Japan, Hong Kong and Ireland. These subsidiaries serve primarily as sales offices.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

     FOREIGN CURRENCY TRANSLATION. The functional currency of all of the Company's foreign subsidiaries is the local currency. Assets and liabilities of our foreign subsidiaries are translated at period-end exchange rates, and revenues and expenses are translated at average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive income/(loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and, to date, have not been significant.

     REVENUE RECOGNITION. The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition", as amended. The Company derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes and rights to upgrades on a when-and-if available basis for a stated term of generally one year. Services range from installation, training and basic consulting to software modification to meet specific customer needs. In software arrangements that include rights to multiple software products, support and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on objective evidence which is specific to the Company.

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. Revenue from license fees in multiple element contracts is recognized using the residual method when there is vendor specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements regardless of any separate prices stated within the contract for each element. If the fee due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected.

     Revenue allocable to support is recognized on a straight-line basis over the periods in which the support is provided.

     Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, revenue under the arrangement is recognized in accordance with SOP 81-1, "Accounting for Performance of Construction -- Type and Certain Production-Type Contract". When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

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

     CASH, CASH EQUIVALENTS SHORT-TERM AND OTHER INVESTMENTS. The Company accounts for its cash, cash equivalents and investments in accordance with Statement of Financial Accounting Standards No. 95 "Statement of Cash Flows" and Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and high quality money market instruments. All other liquid investments with a maturity of less than one year are classified as short-term investments. Short-term investments consist of municipal bonds, auction market preferred stock, corporate bonds, floating rate securities and government securities.

     Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At December 31, 2000, all investment securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, using available market information and appropriate valuation methodologies, with unrealized gains and losses reported in stockholders' equity. As of December 31, 2000 and 1999, the difference between the fair value and the amortized cost of cash equivalents and short-term available-for-sale securities was insignificant; therefore, no unrealized gains or losses were recorded in stockholders' equity.

     Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statements of income. The cost of securities sold is based on the specific identification method. Interest and dividends on short-term investments classified as short-term available-for-sale are included in interest income.

     During 1999, the Company made a minority equity investment of $2.0 million in a privately held software company accounted for using the cost method. During 2000, Remedy wrote off the $2.0 million investment after determining that the investment was permanently impaired. Remedy has no other material equity investments as of December 31, 2000.

     At December 31, the Company's cash equivalents and short-term available-for-sale investments consisted of the following:

                      DESCRIPTION                          2000        1999
                      -----------                        --------    --------
                                                            (IN THOUSANDS)
Municipal Bonds........................................  $101,582    $ 60,653
Auction rate securities................................    31,050      22,949
Corporate bonds/Floating rate securities...............    31,824      32,514
Government securities..................................        --       9,000
Certificate of Deposits/Marketable securities..........       975         534
                                                         --------    --------
                                                         $165,431    $125,650
                                                         ========    ========

     As of December 31, 2000, $0.6 million and $164.8 million of the above securities were classified as cash equivalents and short-term investments, respectively. As of December 31, 1999, $0.5 million and $125.1 million of the above securities were classified as cash equivalents and short-term investments, respectively. As of December 31, 2000 and 1999, the weighted average remaining maturity of the investments did not exceed one year.

                               REMEDY CORPORATION

     LONG-LIVED ASSETS. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", the Company identifies and records impairment losses, as circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such events have occurred with respect to the Company's long-lived assets, which consist primarily of goodwill, acquired intangible assets, computer equipment, purchased software, furniture and leasehold improvements.

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

     RESEARCH AND DEVELOPMENT. Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release has been insignificant. Through December 31, 2000, all research and development costs have been expensed.

     ADVERTISING COSTS. The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was $16.3 million, $10.7 million and $8.2 million, respectively.

     STOCK-BASED COMPENSATION. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS
123), "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans and, accordingly, does not recognize compensation expense related to its employees under its stock option plans or employee stock purchase plans. Note 8 contains a summary of the pro-forma effects to reported net income and net income per share for 2000, 1999 and 1998 as if the Company had elected to recognize compensation expense based on the fair value of the options granted as prescribed by SFAS 123.

     EARNINGS PER SHARE. Basic earnings per share is computed using the weighted-average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options and are calculated using the treasury stock method.

                               REMEDY CORPORATION

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2000        1999        1998
                                                        --------    --------    --------
                                                                 (IN THOUSANDS,
                                                             EXCEPT PER SHARE DATA)
NUMERATOR:
  Net Income..........................................  $33,569     $29,523     $18,977
                                                        =======     =======     =======
DENOMINATOR:
  Denominator for basic earnings per
     share-weighted-average shares....................   30,774      28,916      28,722
  Effect of dilutive securities:
     Employee stock options...........................    2,354       2,146       1,179
                                                        -------     -------     -------
  Denominator for diluted earnings per share-weighted-
     average shares and dilutive securities...........   33,128      31,062      29,901
                                                        =======     =======     =======
  Basic earnings per share............................  $  1.09     $  1.02     $  0.66
                                                        =======     =======     =======
  Diluted earnings per share..........................  $  1.01     $  0.95     $  0.63
                                                        =======     =======     =======

     RECENT PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activity", which was subsequently amended by Statement No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging
Activities: Deferral of Effective Date of SFAS 133" and Statement No. 138 (SFAS
138), "Accounting for Certain Derivative Instruments and Certain Hedging
Activities: an amendment of FASB Statement No. 133". SFAS 137 requires adoption of SFAS 133 in fiscal years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. The Company adopted SFAS 133 during the quarter ended September 30, 1999 and subsequently implemented a program to hedge a portion of its forecasted foreign currency denominated revenue and expenses with foreign exchange forward contracts. SFAS 133 did not have a material effect on the Company's financial statements as of December 31, 2000. See Note 6 of Notes to Consolidated Financial Statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", as amended by SAB 101B. SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's adoption of SAB 101 as of October 1, 2000 did not have a material impact on the Company's revenue recognition policies and financial statements.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion 25." This interpretation clarifies the application of APB 25 for certain issues including: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occurred after

                               REMEDY CORPORATION
either December 15, 1998 or January 12, 2000. FIN 44 did not have a significant effect on the Company's financial position or results of operations.

 3. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consist of the following:

                                                          AS OF DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Machinery and equipment................................  $ 31,408    $ 25,437
Furniture and fixtures.................................     4,089       2,444
Purchased software.....................................     9,821       5,340
Automobile.............................................       298          --
Leasehold Improvements.................................     3,613       2,612
                                                         --------    --------
                                                           49,229      35,833
Less: accumulated depreciation.........................   (29,811)    (20,888)
                                                         --------    --------
                                                         $ 19,418    $ 14,945
                                                         ========    ========

 4. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets (See Note 12) consist of the following:

                                                            AS OF DECEMBER 31,
                                                            ------------------
                                                              2000      1999
                                                            --------   -------
                                                              (IN THOUSANDS)
Goodwill..................................................  $ 36,790   $22,528
  Less: accumulated amortization..........................   (12,923)   (4,437)
                                                            --------   -------
  Goodwill, net...........................................    23,867    18,091
                                                            --------   -------
Acquired Workforce........................................     2,073       798
  Less: accumulated amortization..........................      (501)      (80)
                                                            --------   -------
  Acquired Workforce, net.................................     1,572       718
                                                            --------   -------
          Total Goodwill and other intangible assets,
            net...........................................  $ 25,439   $18,809
                                                            ========   =======

 5. COMMITMENTS

     LEASE COMMITMENTS. The Company leases its facilities under operating lease arrangements. Certain of the leases provide for annual rent increases of approximately 3%. Additionally, the Company leased certain equipment under capital leases. The Company had capitalized property and equipment totaling $1.5 million and $1.5 million with associated accumulated amortization of $1.4 million and $1.3 million at December 31, 2000 and 1999, respectively. There is no annual minimum commitments for the capital leases as of

                               REMEDY CORPORATION

December 31, 2000, and the approximate annual minimum rental commitments under the operating leases are as follows:

                                                              OPERATING LEASES
                                                              ----------------
                                                               (IN THOUSANDS)
2001........................................................      $ 8,787
2002........................................................        7,418
2003........................................................        5,919
2004........................................................        5,559
2005........................................................        4,011
Thereafter..................................................        3,095
                                                                  -------
Total minimum lease payments................................      $34,789
                                                                  =======

     Total rent expense for the years ended December 31, 2000, 1999 and 1998 was $10.6 million, $7.8 million and $4.9 million, respectively.

 6. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments principally to minimize the exposures to the United States Dollar (USD) value of sales and expenses denominated in a foreign currency. The Company began pricing its products in multiple currencies during the fourth quarter of 1999, and in preparation, foreign exchange forward and simple purchase option contracts were entered beginning in the quarter ended September 30, 1999 to hedge the risk that the USD value of the foreign currency denominated sales and expenses may be adversely affected by changes in foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month period. However, the Company may be impacted by foreign currency exchange rates related to the unhedged portion. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (currently the Pound Sterling and the Euro). The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. At December 31, 2000, the Company had hedged transactions via Pound Sterling and Euro denominated cash flow hedges, using forwards contracts that generally have maturities of six months or less.

     The Company records these foreign exchange contracts at fair value in its consolidated balance sheet and the related gains or losses on these contracts are reflected, net of the related tax effect in stockholders' equity as a component of other comprehensive income. These gains and losses are reclassified into earnings in the period in which the underlying sales and expenses being hedged are recognized as revenue. However, if any of these contracts were considered to be ineffective in offsetting the change in the forecasted cash flows relating to the sales or expenses being hedged, any changes in fair value relating to the ineffective portion of these contracts would be immediately recognized in earnings. In the event the underlying forecasted cash flow does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge would be reclassified from other comprehensive income to earnings at that time. Since the critical terms of the hedging instruments are the same as the underlying forecasted cash flows, the changes in the fair value of the foreign exchange contracts are highly effective in offsetting changes in the expected cash flows from the forecasted transaction. The Company did not recognize any gains or losses resulting from hedge ineffectiveness and recognized a loss of $49,000 resulting from a change in forecast probability during the year ended December 31, 2000.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company

                               REMEDY CORPORATION
also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Changes in the time value of option contracts are excluded from this effectiveness assessment and recorded directly in earnings. During the year ended December 31, 2000, no charge, representing the change in option time values, was recorded in earnings.

     As of December 31, 2000, the Company included the fair value of forward contracts of $244,000 in other current assets in its consolidated balance sheet. The company has no simple purchase option contracts at December 31, 2000. As of December 31, 1999, the Company included the fair value of simple purchase option contracts of $34,000 and the fair value of forward contracts of $108,000 in other current assets in its consolidated balance sheet.

     At December 31, 2000, the Company had $18,000 of other comprehensive income related to future revenue transactions and the balance is expected to be recognized into earnings within the next twelve months. A gain of $237,000 was reclassified into revenue and a loss of $152,000 was reclassified into expense from other comprehensive income for the year ended December 31, 2000 upon recognition of the related revenue and expenses.

     At December 31, 1999, the Company had $23,000 of other comprehensive income related to future revenue transactions and the balance is expected to be recognized into earnings within the next twelve months. A gain of $76,000 was reclassed into earnings from other comprehensive income for the year ended December 31, 1999 upon recognition of the related revenue.

 7. SHARE REPURCHASE

     On August 5, 1998, the Board of Directors (the Board) authorized management of the Company to repurchase up to 3 million shares or approximately 10 percent of the Company's outstanding shares of common stock over the next twelve months. On August 5, 1999, the Board authorized the Company to continue the share repurchase program for an additional six months through February 2000. On July 26, 2000, the Board of Directors authorized management of the Company to repurchase up to an additional 3 million shares or approximately 10 percent of the Company's outstanding shares of common stock over the next twelve months. Since 1998, the Company has repurchased shares on the open market from time to time, depending on market conditions. The repurchases have been funded by the Company's cash and short-term investments. As of December 31, 2000, the Company had repurchased a total of approximately 3.87 million shares of the Company's stock since initial Board approval in August 1998 at an average price of $17.68 totaling approximately $68.4 million.

 8. COMPENSATION AND BENEFIT PLANS

     401(K) RETIREMENT SAVINGS PLAN. The Company maintains a 401(K) retirement savings plan to provide retirement benefits for substantially all of its employees. Participants in the plan may elect to contribute from 2% to 15% of their annual compensation to the plan, limited to the maximum amount allowed by the Internal Revenue Code. The Company, at its discretion, may make annual contributions to the plan. The Company has made no contributions to the plan through December 31, 2000.

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

     Under the 1995 Plan, options to purchase common stock may be granted and common stock may be granted at prices not less than 85% of the fair market value at the date of grant/issuance. Options issued to

                               REMEDY CORPORATION
new employees under the plan become exercisable according to a vesting schedule, which typically provides for the first 25% of the option shares to become available after one year with the remaining shares and options vesting on a pro-rata basis over the following 36 months. Options issued to existing employees typically vest in equal monthly installments over 4 years.

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

     2000 SUPPLEMENTAL STOCK OPTION PLAN. In February 2000, the Board adopted the 2000 Supplemental Stock Option Plan (the 2000 Plan). Under the 2000 Plan, 3,000,000 shares of common stock are authorized for issuance. Shares of common stock issued under the plan can be (i) unissued common stock, (ii) treasury shares of common stock, or (iii) re-acquired shares of common stock. Options that are forfeited or terminated before being exercised are returned to pool of authorized shares to be issued. Under the 2000 Plan, employees and consultants can be granted either non-qualified stock options or restricted shares of common stock. Outside Directors and Executive Officers are not eligible for awards under the 2000 Plan. The 2000 Plan prohibits options from being granted at less than 25% of the fair market value on the date of grant.

     A summary of activity under all option plans is as follows:

                                                                    OPTIONS OUTSTANDING
                                          SHARES      ------------------------------------------------
                                         AVAILABLE                                    WEIGHTED-AVERAGE
                                            FOR        NUMBER                             EXERCISE
                                           GRANT      OF SHARES    PRICE PER SHARE    PRICE PER SHARE
                                         ---------    ---------    ---------------    ----------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance at December 31, 1997...........    1,059        6,297      $ 0.01 - $53.75         $24.85
Additional shares reserved.............    3,106           --                   --             --
Options granted........................   (7,450)       7,450      $ 8.75 - $22.13         $15.49
Options exercised......................       --         (579)     $ 0.03 - $19.19         $ 3.37
Options canceled or expired............    4,892       (4,892)     $ 0.04 - $53.75         $31.20
                                          ------       ------      ---------------         ------
Balance at December 31, 1998...........    1,607        8,276      $ 0.01 - $42.50         $14.17
Additional shares reserved.............    1,790           --                   --             --
Options granted........................   (3,312)       3,312      $13.88 - $47.38         $20.36
Options exercised......................       --       (1,897)     $10.63 - $50.06         $12.63
Options canceled or expired............    1,584       (1,584)     $ 6.33 - $40.00         $15.80
                                          ------       ------      ---------------         ------
Balance at December 31, 1999...........    1,669        8,107      $ 0.13 - $47.38         $16.74
Additional shares reserved.............    4,931           --                   --             --
Option granted.........................   (5,552)       5,552      $16.13 - $56.69         $30.53
Options exercised......................       --       (1,411)     $ 0.13 - $47.38         $14.39
Options canceled or expired............    2,158       (2,158)     $ 8.43 - $56.69         $23.55
                                          ------       ------      ---------------         ------
Balance at December 31, 2000...........    3,206       10,090      $ 0.13 - $56.69         $23.22
                                          ======       ======

                               REMEDY CORPORATION

     The options outstanding under all option plans at December 31, 2000 have been segregated into ranges for additional disclosure as follows:

                             OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                  ------------------------------------------   -----------------------
                                 WEIGHTED-
                                  AVERAGE       WEIGHTED-                    WEIGHTED-
                                 REMAINING       AVERAGE         SHARES       AVERAGE
   RANGE OF         SHARES      CONTRACTUAL      EXERCISE       CURRENTLY    EXERCISE
EXERCISE PRICES   OUTSTANDING   LIFE/YEARS        PRICE        EXERCISABLE     PRICE
---------------   -----------   -----------   --------------   -----------   ---------
 $0.13 - $14.13..  2,078,138       7.13           $10.42        1,119,553     $ 8.74
$14.17 - $16.13..    210,453       8.65           $15.48           77,448     $15.03
$16.16 - $16.75..  2,065,254       8.77           $16.74          596,162     $16.73
$17.00 - $20.56..  2,156,464       8.41           $18.35          752,394     $18.40
$21.06 - $56.69..  3,579,480       9.06           $37.77          727,686     $36.86
                  ----------       ----           ------        ---------     ------
 $0.13 - $56.69.. 10,089,789       8.46           $23.22        3,273,243     $18.82
                  ==========                                    =========

     1995 EMPLOYEE STOCK PURCHASE PLAN. In January 1995, the Board and stockholders adopted the Employee Stock Purchase Plan (the Purchase Plan) and reserved 1,200,000 shares for issuance. In May 1998 and May 1999, the Board and stockholders approved amendments to increase by 920,593 and 1,359,269, respectively, the number of shares issuable under the Purchase Plan. Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of the fair market value of the shares at: (i) the participant's entry date into the two-year offering period, or (ii) the end of each six-month segment within such offering period. During fiscal 2000, shares totaling 706,591 were issued under the Purchase Plan at an average price of $12.21 per share.

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

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options granted and stock purchase rights issued subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for

                               REMEDY CORPORATION
the options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                         FOR THE YEARS ENDED DECEMBER 31,
                                   --------------------------------------------
                                       2000            1999            1998
                                   ------------    ------------    ------------
Volatility factor................      86%             81%             65%
Risk-free interest rate..........  6.03% - 7.86%   4.79% - 6.50%   4.18% - 7.06%
Dividend yield...................       0%              0%              0%
Expected term....................  4 - 5 years     4 - 5 years     4 - 5 years

     The weighted-average fair values of options granted in 2000, 1999 and 1998 were $26.46, $10.55 and $8.33, respectively.

     The fair value of the employee's purchase right was also estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                         FOR THE YEARS ENDED DECEMBER 31,
                                   --------------------------------------------
                                       2000            1999            1998
                                   ------------    ------------    ------------
Volatility factor................      86%             81%             65%
Risk-free interest rate..........  7.42% - 8.07%   4.95% - 5.66%   4.38% - 6.19%
Dividend yield...................       0%              0%              0%
Expected term....................    6 months        6 months        6 months

     The weighted-average fair values for purchase rights issued under the employee stock purchase plan for 2000, 1999 and 1998 were $23.30, $8.16 and $6.19, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options' vesting periods. The Company's historical and pro forma information follows:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------------
                                                   2000          1999          1998
                                                ----------    ----------    ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income
  As reported.................................    $33,569       $29,523       $18,977
  Pro Forma...................................    $18,625       $ 8,322       $ 2,586
Net income per share
  As reported:
     Basic....................................    $  1.09       $  1.02       $  0.66
     Diluted..................................    $  1.01       $  0.95       $  0.63
  Pro Forma:
     Basic....................................    $  0.61       $  0.29       $  0.09
     Diluted..................................    $  0.73       $  0.29       $  0.09

     The effects of applying SFAS 123 for recognizing compensation expense and providing pro forma disclosures in 2000, 1999 and 1998 are not likely to be representative of the effect on reported net income in future years.

 9. STOCKHOLDER RIGHTS PLAN

     In July 1997, the Company's Board of Directors (Board) adopted a Stockholder Rights Plan, effective July 25, 1997, and declared a dividend distribution of one Preferred Share Purchase Right (a Right) on each outstanding share of Remedy's common stock. The Rights will not become exercisable, and will continue to trade with the common stock, unless a person or group acquires 20 percent or more of Remedy's common

                               REMEDY CORPORATION
stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20 percent or more of the Company's common stock. Each Right will entitle a stockholder to buy one one-thousandth of a share of a newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $230 per one one-thousandth of a share. If a person or group acquires 20 percent or more of Remedy's outstanding common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20 percent or more of the Company's common stock, each Right will entitle its holder (other than the acquiring person or group) to purchase, at the Rights then current exercise price, a number of Remedy's common stock shares having a market value of twice that price. In addition, if Remedy is acquired in a merger or other business combination transaction after a person has acquired 20 percent or more of Remedy's outstanding common stock, each Right will entitle its holder to purchase, at the Right's then current exercise price, a number of the acquiring Company's common shares having a market value of twice that price.

     Following the acquisition by a person or group of 20 percent or more of Remedy's common stock and prior to an acquisition of 50 percent or more of the common stock, the Board may exchange the Rights (other than Rights owned by such person or group), in whole or in part, for consideration per Right consisting of one-half of the common stock that would be issuable upon exercise of one Right. Alternatively, the Rights may be redeemed for 1/10th of a cent per Right, at the option of the Board, prior to the acquisition by a person or group of beneficial ownership of 20 percent or more of Remedy's common stock or if a person or group announces a tender offer, the consummation of which would result in ownership by a person or group of 20 percent or more of the Company's common stock. The non-taxable dividend distribution was made on August 29, 1997, payable to Stockholders of record on that date. The Rights will expire on July 24, 2007.

10. INCOME TAXES

     The provision for income taxes consists of the following:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                  2000        1999        1998
                                                --------    --------    --------
                                                         (IN THOUSANDS)
Federal:
  Current.....................................  $ 1,531     $ 3,512     $ 8,746
  Deferred....................................   (2,763)     (1,927)     (1,730)
                                                -------     -------     -------
                                                 (1,232)      1,585       7,016
State:
  Current.....................................      368         124       1,263
  Deferred....................................   (1,000)       (373)        300
                                                -------     -------     -------
                                                   (632)       (249)      1,563
Foreign:
  Current.....................................    2,764       1,424       1,133
Income tax benefits attributable to employee
  stock plan activity allocated to
  stockholders' equity........................   13,717      11,528         962
                                                -------     -------     -------
Provision for income taxes....................  $14,617     $14,288     $10,674
                                                =======     =======     =======

     Pre-tax income from foreign operations was $17.9 million, $4.5 million and $4.6 million for 2000, 1999 and 1998, respectively.

                               REMEDY CORPORATION

     The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before provision for income taxes is explained below:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                  2000        1999        1998
                                                --------    --------    --------
                                                         (IN THOUSANDS)
Tax at federal statutory rate.................  $16,865     $15,334     $10,378
State tax, net of federal benefit.............    1,038         943       1,305
Research and development credit...............   (1,121)     (1,605)       (563)
Tax exempt interest income....................   (2,011)     (1,119)     (1,137)
Other.........................................     (154)        735         691
                                                -------     -------     -------
Provision for income taxes....................  $14,617     $14,288     $10,674
                                                =======     =======     =======

     Significant components of the Company's deferred tax assets:

                                                      AS OF DECEMBER 31,
                                                  ---------------------------
                                                   2000       1999      1998
                                                  -------    ------    ------
                                                        (IN THOUSANDS)
Reserves and accruals not yet deductible for
  tax...........................................  $12,690    $6,847    $4,049
Tax credit carryforward.........................    1,488        --        --
Deferred revenue................................      622       699       729
Unremitted foreign earnings.....................   (4,212)     (723)     (514)
Other...........................................        6         8       267
                                                  -------    ------    ------
          Total deferred tax assets.............  $10,594    $6,831    $4,531
                                                  =======    ======    ======

     As of December 31, 2000, the Company has a federal and state tax credit carryforwards of approximately $1.2 million and $0.4 million respectively, which expires beginning 2018, if not utilized.

11. LITIGATION

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

12. BUSINESS COMBINATIONS

     In February 2000, the Company acquired Axtive Software, Inc. (Axtive), a privately held provider of web personalization software and Ostream Software, Inc. (Ostream), a privately held software company specializing in the development and marketing of business process automation solutions that are companion to Remedy products. The combined purchase price for the two acquisitions was approximately $10.3 million in cash. Approximately $0.5 million of the purchase price was allocated to acquired workforce, $0.4 million was allocated to the fair value of fixed assets and the remainder, $9.4 million, was categorized as goodwill. The acquired workforce valuation was recorded representing the cost to locate, hire and train qualified replacement employees. All intangibles are being amortized on a straight-line basis over a period of four years from the date of acquisition. The fixed assets are being amortized on a straight-line basis over a period of three years. Approximately $2.2 million of intangibles have been amortized as of December 31, 2000. Total costs related to the Ostream and Axtive acquisitions are expected to be approximately $11.2 million, which consists of the

                               REMEDY CORPORATION

$10.3 million combined purchase prices as well as employee related costs of $0.9 million. Employee related costs comprised primarily of retention bonuses will be expensed as earned over the appropriate service period. The acquisitions were accounted for under the purchase method and accordingly, operating results of Axtive and Ostream have been included in the Company's consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented since the effect of these acquisitions was not material to the Company's consolidated financial position or results of operations.

     In June 2000, the Company acquired ESQ System Integrators, Inc. consulting practice (ESQ), a privately held professional service firm specializing in implementation services for Remedy's customer relationship management (CRM) and ITSM solutions. The purchase price for the acquisition was approximately $5.6 million, consisting of $5.0 million cash and $0.6 million of accrued liabilities. Approximately $0.8 million of the purchase price was allocated to acquired workforce and the remainder, $4.8 million, was categorized as goodwill. The acquired workforce valuation was recorded representing the cost to locate, hire and train qualified replacement employees. All intangibles are being amortized on a straight-line basis over a period of four years from the date of acquisition. Approximately $0.8 million of intangibles have been amortized as of December 31, 2000. The total cost of the ESQ acquisition is expected to be approximately $7.3 million, which consists of the $5.6 million purchase price as well as employee related costs of $1.7 million. Employee related costs comprised primarily of retention bonuses, which will be expensed as earned over the appropriate service period. The acquisition was accounted for under the purchase method and accordingly, ESQ's operating results have been included in the Company's consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented since the effect of this acquisition was not material to the Company's consolidated financial position or results of operations.

     In September 1999 and July 1999, the Company acquired Fortress Technologies, Inc. (Fortress), a privately held enterprise asset management process consulting firm, and Pipestream Technologies, Inc. (Pipestream), a privately held provider of sales force automation solutions, respectively. The combined purchase price for the two acquisitions was approximately $11.5 million, which consisted of $11.0 million cash, $0.4 million of relocation expenses and $0.1 million assumption of net liabilities. Approximately $0.8 million was allocated to acquired workforce and the remainder, $10.7 million, was categorized as goodwill. The acquired workforce valuation was recorded representing the cost to locate, hire and train qualified replacement employees. All intangibles are being amortized on a straight-line basis over a period of four years from the date of acquisition. A total of $4 million has been amortized as of December 31, 2000. Total costs related to the Fortress and Pipestream acquisitions are expected to be approximately $13.1 million, which consists of the combined purchase prices of $11.5 million accounted for in the third quarter of 1999 as well as employee related costs of approximately $1.6 million, comprised of retention bonuses and forgivable loans that will be expensed over the appropriate service period. The acquisitions were accounted for under the purchase method and accordingly, their operating results have been included in the Company's consolidated financial statements since the date of acquisition. Pro forma results of operations have not been presented since the effect of these acquisitions was not material to the Company's consolidated financial position or results of operations.

13. COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners and is to include unrealized gains and losses that have historically been excluded from net income and reflected instead in equity. While the primary component of the Company's comprehensive income is reported net income, the other components of

                               REMEDY CORPORATION
comprehensive income relate to foreign currency translation adjustments and unrealized hedging gains. Tax effects of comprehensive income/ (loss) are not considered material.

14. SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 superseded Statement No. 14 (SFAS
14), "Financial Reporting for Segments of a Business Enterprise." SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates solely in one segment, the development and marketing of rapidly deployable and highly adaptable, software products and solutions that simplify service-intensive business processes.

     No customer accounted for more than 10% of revenue in 2000, 1999 or 1998. Net revenue from international customers accounted for 38%, 34% and 38% of total net revenue in 2000, 1999 and 1998, respectively. The majority of export sales were made to Canada and Europe. Effective October 1, 1998, the Company began shipping its product from Remedy Software International Limited (RSIL) in Ireland to its customers in Europe, the Middle East and Africa. There were no significant long-lived assets held outside the United States.

     The following table presents revenue by geographic area (in thousands):

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               2000        1999        1998
                                             --------    --------    --------
Revenues:
  Domestic operations......................  $179,417    $150,995    $ 97,924
  International operations:
     Europe, Middle East and
       Africa operations...................    79,526      60,382      44,396
     Others................................    29,566      17,556      15,100
                                             --------    --------    --------
                                              109,092      77,938      59,496
                                             --------    --------    --------
  Consolidated Revenue.....................  $288,509    $228,933    $157,420
                                             ========    ========    ========

15. SUBSEQUENT EVENTS (UNAUDITED)

     In January 2001, the Company entered into an agreement to acquire privately held Deodis SA, a European Asset Management and CRM integrator based in Paris, France. Under the terms of the agreement, Remedy will pay approximately $3.4 million cash in exchange for the share capital of Deodis SA. The acquisition will be accounted for as a purchase, and no material one-time charges are expected. The acquisition is not expected to have a material effect on the Company's financial position or results of operations.

     In January 2001, the Company approved a plan to discontinue its MRO eProcurement solution product. MRO means maintenance, repair, and operations, or items other than manufacturing material. As part of this restructuring, the Company will terminate two employees and reassign all others. For customers who have already purchased the MRO eProcurement solution, Remedy will continue to provide certain support services for up to one year. The Company will record a restructuring charge of approximately $2.5 million to $3.5 million in the first quarter of 2001 for employee separation costs, write-off of prepaid expenses, and future customer support costs.

                               REMEDY CORPORATION

     In February 2001, the Company entered into a two year lease agreement in Mountain View, California covering approximately 76,000 square feet of space at approximately $4.8 million annually to which it intends to relocate its principal administrative, sales and marketing facility in Mountain View on or about June 2001 at which time the lease of the existing facility expires.

                               REMEDY CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

     Allowance for Doubtful Accounts (in thousands):

                                                          ADDITIONS
                                                   ------------------------
                                     BALANCE AT    CHARGED TO    CHARGED TO
                                     BEGINNING     COSTS AND       OTHER       DEDUCTIONS    BALANCE AT
            DESCRIPTION               OF YEAR       EXPENSES      ACCOUNTS     WRITE-OFFS    END OF YEAR
            -----------              ----------    ----------    ----------    ----------    -----------
Year Ended December 31, 2000.......    $1,499        $2,397          $0          $2,522(1)     $1,374
Year Ended December 31, 1999.......    $2,392        $  156          $0          $1,049(1)     $1,499
Year Ended December 31, 1998.......    $1,974        $  526          $0          $  108(1)     $2,392

---------------
(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2001.

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

                          NAME                                        TITLE                   DATE
                          ----                                        -----                   ----

                /s/ LAWRENCE L. GARLICK                     Chairman of the Board and    March 28, 2001
--------------------------------------------------------     Chief Executive Officer
                  Lawrence L. Garlick                     (Principal Executive Officer)

                    /s/ RON J. FIOR                              Vice President,         March 28, 2001
--------------------------------------------------------      Finance & Operations,
                      Ron J. Fior                            Chief Financial Officer
                                                            (Principal Financial and
                                                               Accounting Officer)

                /s/ HARVEY C. JONES, JR.                            Director             March 28, 2001
--------------------------------------------------------
                  Harvey C. Jones, Jr.

                   /s/ SHERI ANDERSON                               Director             March 28, 2001
--------------------------------------------------------
                     Sheri Anderson

                   /s/ JOHN F. SHOCH                                Director             March 28, 2001
--------------------------------------------------------
                     John F. Shoch

                  /s/ DAVID A. MAHLER                               Director             March 28, 2001
--------------------------------------------------------
                    David A. Mahler

                     /s/ JOHN OLSEN                                 Director             March 28, 2001
--------------------------------------------------------
                       John Olsen

                                 EXHIBIT INDEX

EXHIBIT NO.                       DOCUMENT DESCRIPTION
-----------                       --------------------
 3.1***       Amended and Restated Certificate of Incorporation of the
              Registrant.
 3.2****      Amended and Restated Bylaws of the Registrant.
 4.1*         Reference is made to Exhibits 3.1 and 3.2.
 4.2*         Specimen Common Stock certificate.
 4.3*         Restated Investor Rights Agreement, dated May 4, 1992, among the Registrant and the investors and the founders named
              therein.
 4.4*         Amendment of Restated Investor Rights Agreement, dated April
              23, 1994, among the Registrant and the investors named
              therein.
 4.5*         Second Amendment of Restated Investor Rights Agreement,
              dated January 18, 1995, among the Registrant and the
              investors named therein.
 4.6**        Rights Agreement dated as of July 25, 1997, between the
              Company and Harris Trust Savings Bank, including the
              Certificate of Designation of Series A Junior Participating
              Preferred Stock, Form of Right Certificate and Summary of
              Rights to Purchase Preferred Shares attached thereto as
              Exhibits A, B and C, respectively.
10.1*         Form of Indemnification Agreement entered into between the
              Registrant and its directors and officers.
10.2*         The Registrant's 1991 Stock Option/Stock Issuance Plan and
              forms of agreements thereunder.
10.3*         The Registrant's 1995 Stock Option/Stock Issuance Plan and
              forms of agreements thereunder.
10.4*         The Registrant's Employee Stock Purchase Plan and forms of agreements thereunder.
10.5*         The Registrant's 1995 Non-Employee Directors Stock Option
              Plan and forms of agreements thereunder.
10.6*         Lease Agreement by and between the Registrant and Charleston
              Properties (Charleston), dated March 11, 1994, regarding the space located at 1500 Salado Drive.
10.7*         Lease Agreement for use of Real Property by and between the
              Registrant and Sun Microsystems, Inc. (Sun), dated March 11,
              1994, regarding the space located at 1500 Salado Drive, and related consent of Charleston, dated March 10, 1994.
10.8*         Lease Agreement for use of Real Property by and between the
              Registrant and Sun Microsystems, Inc., dated March 11, 1994, regarding the space located at 1505 Salado Drive, and
              related consent of Peery/Arrillaga, dated March 9, 1994.
10.9*         Form of Action Request System Shrink Wrap License Agreement.
10.10*        Form of Value Added Reseller Agreement.
10.11****     Amended and Restated Business Loan Agreement by and between the Registrant and SVB, dated June 15, 1997.
10.12****     Amended and Restated Promissory Note by and between the
              Registrant and SVB, dated June 15, 1997.
10.13****     Lease Agreement by and between the Registrant and Greiner,
              Inc. Pacific, dated March 29, 1996, regarding the space
              located at 5890 Stoneridge Drive.
10.14****     Lease Agreement by and between the Registrant and Viacom
              International Inc., dated March 17, 1997, regarding the
              space located at 5924 Stoneridge Drive.
10.15*****    Business Loan Agreement by and between the Registrant and
              Silicon Valley Bank (SVB), dated July 20, 1998.
10.16******   First Amendment to Lease Agreement for use of Real Property
              by and between the Registrant and Sun Microsystems, Inc.,
              dated June 23, 1994, regarding the space located at 1505
              Salado Drive.
10.17******   Second Amendment to Lease Agreement for use of Real Property
              by and between the Registrant and Sun Microsystems, Inc.,
              dated September 30, 1996, regarding the space located at
              1505 Salado Drive.
10.18******   Third Amendment to Lease Agreement for use of Real Property
              by and between the Registrant and Sun Microsystems, Inc.,
              dated June 30, 1999, regarding the space located at 1505
              Salado Drive.

EXHIBIT NO.                       DOCUMENT DESCRIPTION
-----------                       --------------------
10.19******   Lease Agreement by and between the Registrant and LSI Logic
              Europe, Limited, dated August 20, 1999, regarding the first floor leased space located at Greenwood House, 5 London
              Road, Bracknell, Berkshire.
10.20******   Lease Agreement by and between the Registrant and LSI Logic
              Europe, Limited, dated August 20, 1999, regarding the ground floor and other leased space located at Greenwood House, 5
              London Road, Bracknell, Berkshire.
10.21         Lease Agreement by and between the Registrant and Ariba,
              Inc., dated February 15, 2001, regarding the space located at 1565 and 1585 Charleston Road.
21.1          Subsidiaries of the Registrant.
23.1          Consent of Ernst & Young LLP, Independent Auditors.

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

**** Incorporated by reference from the Exhibits to Remedy Corporation's Form 10-K Annual Report for the year ended December 31, 1997.

***** Incorporated by reference from the Exhibits to Remedy Corporation's Form 10-K Annual Report for the year ended December 31, 1998.

****** Incorporated by reference from the Exhibits to Remedy Corporation's Form 10-K Annual Report for the year ended December 31, 1999.

Remedy, Remedy Corporation and design, Action Request System, AR System, AR Web, Flashboards, Distributed Server Option, Remedy Help Desk, Remedy Asset Management, Remedy Change Management, Remedy Service Level Agreements, Remedy Approved Server, Remedy Strategic Service Suite, Remedy Web, Multi-Processing Server Option, Full Text Search Option, BayStone, Remedy Quality Management, Remedy Year 2000 Compliance Manager, Remedy Customer Support and Remedy Leads Management are all registered or other trademarks of Remedy Corporation. All other trademarks and registered trademarks mentioned in this Report on Form 10-K may be trademarks, registered trademarks or service marks of the companies with which they are associated.

R-CRP-10US00-01