Form 10-Q
period 2001-03-31
REMEDY CORP
filed 2001-05-15
CIK 936653

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 30,714,235 shares of the Company's Common Stock, par value $.00005, outstanding on April 30, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
                             PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000.......................................      3
         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2001 and March 31, 2000........      4
         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2001 and March 31, 2000.....................      5
         Notes to Condensed Consolidated Financial Statements........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     10

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     17

                               PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................     19

Signature............................................................     20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               REMEDY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)        (1)
Current assets:
  Cash and cash equivalents.................................    $ 55,178       $ 43,119
  Short-term investments....................................     163,305        164,780
  Accounts receivable, net..................................      52,500         79,326
  Prepaid expenses and other current assets.................       5,480          5,861
  Deferred tax assets.......................................       7,157          7,157
                                                                --------       --------
          Total current assets..............................     283,620        300,243
Property and equipment, net.................................      20,565         19,418
Goodwill and other intangible assets, net...................      26,115         25,439
Other non-current assets....................................         408            524
Deferred tax assets -- non-current portion..................       3,437          3,437
                                                                --------       --------
                                                                $334,145       $349,061
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,656       $  4,036
  Accrued compensation and related liabilities..............       7,257         10,293
  Income taxes payable......................................       1,841          3,616
  Other accrued liabilities.................................      20,425         20,942
  Deferred revenue..........................................      58,129         56,915
                                                                --------       --------
          Total current liabilities.........................      90,308         95,802
Stockholders' equity:
  Common stock and additional paid-in capital...............     187,954        184,230
  Treasury Stock (4,132,300 shares and 3,872,300 shares,
     respectively)..........................................     (74,924)       (68,441)
  Accumulated other comprehensive loss......................        (835)          (396)
  Retained earnings.........................................     131,642        137,866
                                                                --------       --------
          Total stockholders' equity........................     243,837        253,259
                                                                --------       --------
                                                                $334,145       $349,061
                                                                ========       ========

---------------
(1) The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                               REMEDY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
Revenue:
  Products..................................................  $ 29,081    $35,420
  Maintenance and service...................................    35,674     26,512
                                                              --------    -------
          Total revenue.....................................    64,755     61,932
Costs and expenses:
  Cost of product revenue...................................     1,915      2,402
  Cost of maintenance and service revenue...................    14,879     11,037
  Research and development..................................    15,540     11,286
  Sales and marketing.......................................    33,753     25,772
  General and administrative................................     4,096      3,239
  Amortization of goodwill and other intangibles............     2,575      1,829
  Restructuring charge......................................     3,393         --
                                                              --------    -------
          Total costs and expenses..........................    76,151     55,565
Income (loss) from operations...............................   (11,396)     6,367
Interest income and other, net..............................     2,751      1,674
                                                              --------    -------
Income (loss) before income taxes...........................    (8,645)     8,041
Provision (benefit) for income taxes........................    (2,421)     2,573
                                                              --------    -------
Net income (loss)...........................................  $ (6,224)   $ 5,468
                                                              ========    =======
Net income (loss) per share:
  Basic.....................................................  $  (0.21)   $  0.18
                                                              ========    =======
  Diluted...................................................  $  (0.21)   $  0.16
                                                              ========    =======
Shares used in computing per share amounts:
  Basic.....................................................    30,344     30,420
                                                              ========    =======
  Diluted...................................................    30,344     34,085
                                                              ========    =======

                            See accompanying notes.

                               REMEDY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (6,224)   $   5,468
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation...........................................     2,508        2,155
     Amortization of goodwill and other intangibles.........     2,573        1,829
     Restructuring charge...................................     3,033           --
Changes in assets and liabilities:
  Accounts receivable.......................................    26,826       14,776
  Prepaid expenses and other current assets.................       381          442
  Accounts payable..........................................    (1,380)       1,198
  Accrued compensation and related liabilities..............    (3,036)      (5,942)
  Income taxes payable......................................    (1,775)       1,232
  Other accrued liabilities.................................    (3,550)      (1,436)
  Other non-current assets..................................       116           --
  Deferred revenue..........................................     1,214        2,982
                                                              --------    ---------
          Net cash provided by operating activities.........    20,686       22,704
                                                              --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments.........................   (85,377)    (101,628)
Maturities of short-term investments........................    86,852       88,574
Cash paid for businesses acquired, net of cash assumed......    (3,463)     (10,280)
Capital expenditures........................................    (3,441)      (1,997)
                                                              --------    ---------
          Net cash used in investing activities.............    (5,429)     (25,331)
                                                              --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations..........        --          (53)
Proceeds from issuance of common stock......................     3,724       10,210
Purchase of treasury stock..................................    (6,483)          --
                                                              --------    ---------
          Net cash provided by (used in) financing
            activities......................................    (2,759)      10,157
                                                              --------    ---------
Net increase in cash and cash equivalents...................    12,498        7,530
Effect of exchange rate changes on cash.....................      (439)        (154)
Cash and cash equivalents at beginning of period............    43,119       47,302
                                                              --------    ---------
Cash and cash equivalents at end of period..................  $ 55,178    $  54,678
                                                              ========    =========

                            See accompanying notes.

                               REMEDY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, have been prepared by Remedy Corporation ("Remedy" or the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all disclosures required by generally accepted accounting principles.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2001.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

2. REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition", as amended. The Company derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes and rights to upgrades on a when-and-if available basis for a stated term of generally one year. Services range from installation, training and basic consulting to software modification to meet specific customer needs. In software arrangements that include rights to multiple software products, support and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on objective evidence specific to the Company.

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

     Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When the services are considered essential, revenue under the arrangement is recognized in accordance with SOP 81-1, "Accounting for Performance of Construction -- Type and Certain Production-Type Contract". When the services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

                               REMEDY CORPORATION

                                  (UNAUDITED)

3. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the weighted-average number of common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options and are calculated using the treasury stock method.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Numerator:
  Net income (loss).........................................   $(6,224)     $ 5,468
                                                               =======      =======
Denominator:
  Denominator for basic earnings (loss) per
     share-weighted-average shares..........................    30,344       30,420
  Effect of dilutive securities:
Employee stock options......................................        --        3,665
                                                               -------      -------
  Denominator for diluted earnings (loss) per
     share-weighted-average shares and dilutive
     securities.............................................    30,344       34,085
                                                               =======      =======
  Basic earnings (loss) per share...........................   $ (0.21)     $  0.18
                                                               =======      =======
  Diluted earnings (loss) per share.........................   $ (0.21)     $  0.16
                                                               =======      =======

4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which includes certain changes in equity of the company that are excluded from net income (loss). Specifically, FAS 130 requires foreign currency translation adjustments and hedging gains (loss) to be included in accumulated other comprehensive income (loss). Comprehensive income (loss) for the three months ended March 31, 2001 and 2000 is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
                                                                (IN THOUSANDS)
                                                                  (UNAUDITED)
Net income (loss)...........................................  $(6,224)    $5,468
Unrealized hedging gain.....................................        6          7
Change in cumulative translation adjustment.................     (445)      (161)
                                                              -------     ------
Comprehensive net income (loss).............................  $(6,663)    $5,314
                                                              =======     ======

5. RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activity", which was subsequently amended by Statement No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of SFAS 133" and Statement No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133". SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and

                               REMEDY CORPORATION

                                  (UNAUDITED)

reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires Remedy to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. Remedy adopted SFAS 133 in the quarter ended September 30, 1999 and subsequently implemented a program to hedge a portion of its forecasted foreign currency denominated revenue and expenses with foreign exchange forward contracts. SFAS 133 did not have a material effect on Remedy's financial statements.

6. RESTRUCTURING OF OPERATIONS

     In January 2001, the Company approved a plan to discontinue its eProcurement product. As part of this restructuring, the Company terminated two employees and reassigned all others. For customers who have already purchased the eProcurement product, Remedy will continue to provide certain support services for up to one year.

     In the first quarter of 2001, the Company recorded a restructuring charge of $3.4 million related to the discontinuation of the eProcurement product. The restructuring charge includes approximately $2.9 million for future customer settlement and support costs, $0.3 million for the write-off of prepaid assets, and $0.2 million for other exit-related costs. During the three months ended March 31, 2001, the Company wrote-off approximately $0.3 million of prepaid assets, and paid approximately $0.2 million in customer settlement and support costs and $0.2 million for other exit-related costs, leaving a total of $2.7 million as an accrued liability primarily for future customer settlement and support costs. We expect the $2.7 million accrued liability will be paid out by the end of the fiscal year 2001.

7. BUSINESS COMBINATIONS

     In January 2001, the Company acquired Deodis SA, a privately held European Asset Management and CRM integrator based in Paris, France. The total purchase price, including related expenses, was approximately $3.5 million. Approximately $3.2 million, being the excess of the goodwill price over the fair value of the net tangible assets acquired, was allocated to goodwill. Goodwill is amortized on a straight-line basis over four years. The acquisition was accounted for under the purchase method and accordingly, Deodis' operating results have been included in the Company's consolidated financial statements since the date of acquisition.

8. SHARE REPURCHASE

     Since 1998, the Company has repurchased a total of 4,132,300 shares of common stock on the open market from time to time, depending on market conditions. On July 26, 2000, the Board of Directors authorized management of the Company to repurchase up to 3 million shares or approximately 10 percent of the Company's outstanding shares of common stock over the next twelve months. The repurchases have been funded by the Company's cash and short-term investments. During the three months ended March 31, 2001, the Company repurchased a total of 260,000 shares of the Company's stock at an average price of $24.94, totaling approximately $6.5 million. At March 31, 2001, 870,000 shares remain authorized and available for repurchase.

                               REMEDY CORPORATION

                                  (UNAUDITED)

9. SEGMENT INFORMATION

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

     Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and assess performance. Remedy considers itself to be in a single industry segment, specifically the license, support, consulting and training of its software products. Remedy markets its products in the United States and in foreign countries through both direct and indirect sales channels and its subsidiaries. Remedy's assets are primarily located in its offices in the United States. Remedy's CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated revenues by geographic region for purposes of making operating decisions and assessing financial performance.

10. SUBSEQUENT EVENT

     In April 2001, Remedy announced the undertaking of restructuring activities to reduce future operating costs. The restructuring activities include a reduction in workforce of approximately 7%, cancellation of certain contracts and commitment and other cost-saving actions. Remedy expects to record a restructuring charge of up to $2 million in the second quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors including, but not limited to, those discussed in the "Factors That May Affect Future Operating Results" section on page 15 of this report and in the Company's 2000 Form 10-K filed with the Securities and Exchange Commission in March 2001, such as general economic factors, increased competition, the timing of new product announcements and changes in pricing policies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, the size and timing of significant orders, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, the Company's ability to attract and retain highly qualified technical, sales, marketing and managerial personnel and foreign currency exchange rates. Furthermore, the Company has often recognized a substantial portion of its revenue in the last month of a quarter, with this revenue frequently concentrated in the last week of a quarter. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter, and revenue for any future quarter is not predictable with any degree of certainty. Product revenue is also difficult to forecast because the market for client/server and web-based application software products is rapidly evolving, and the Company's sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. In addition, the Company expects that sales derived through indirect channels, which are harder to predict and have lower margins than direct sales, may increase as a percentage of total revenue. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of the Company's expenses varies with its revenue. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely decline.

     Remedy Corporation ("Remedy") is the leading supplier of Information Technology Service Management (ITSM) and Customer Relationship Management (CRM) software applications. Remedy products have been sold to more than 10,000 sites and more organizations use Remedy products for CRM and ITSM than any other solution. Remedy delivers software application solutions that accelerate an organization's move to eBusiness and that raises its ability to continually differentiate itself from competitors. Remedy's fast deployment programs and radical adaptability enable organizations to move more quickly to an eBusiness model, and to do so in a differentiated way. By focusing on internal and external service as competitive differentiators, our customers continually improve both their customer interactions and internal operations to raise satisfaction and lower costs.

     The Company was incorporated on November 20, 1990 in Delaware. The Company maintains its executive offices and principal facilities at 1505 Salado Drive, Mountain View, California 94043. Its telephone number is (650) 903-5200.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenue, statement of income data for the periods indicated.

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              ------------
                                                              2001    2000
                                                              ----    ----
Revenue:
  Products..................................................   45%     57%
  Maintenance and service...................................   55%     43%
                                                              ---     ---
          Total revenue.....................................  100%    100%
Costs and expenses:
  Cost of product revenue...................................    3%      4%
  Cost of maintenance and service revenue...................   23%     18%
  Research and development..................................   24%     18%
  Sales and marketing.......................................   52%     42%
  General and administrative................................    6%      5%
  Amortization of goodwill and other intangibles............    4%      3%
  Restructuring charge......................................    5%      0%
                                                              ---     ---
          Total costs and expenses..........................  117%     90%
                                                              ---     ---
Income (loss) from operations...............................  -17%     10%
Interest income, net........................................    4%      3%
                                                              ---     ---
Income (loss) before income taxes...........................  -13%     13%
Provision (benefit) for income taxes........................   -4%      4%
                                                              ---     ---
Net income (loss)...........................................   -9%      9%
                                                              ===     ===

  REVENUE

     Total revenue was $64.8 million and $61.9 million for the three months ended March 31, 2001 and 2000 respectively, representing an increase of 5%.

     Remedy distributes the majority of its products through its direct sales organization, which is complemented by indirect sales channels, including value added resellers (VARs), system integrators (SIs) and independent software vendors (ISVs). Billings derived through indirect channels accounted for approximately 45% and 46% of Remedy's total billings for the quarters ended March 31, 2001 and March 31, 2000, respectively. Remedy expects that billings derived through indirect channels, while growing in absolute dollar amounts, will fluctuate as a percentage of total billings. International sales accounted for approximately 37% and 35% of Remedy's total revenue for the quarters ended March 31, 2001 and March 31, 2000, respectively.

     PRODUCT REVENUE. Revenue from product licenses decreased 18% to $29.1 million for the quarter ended March 31, 2001 from $35.4 million for the comparable quarter in 2000. Product revenue represented 45% and 57% of total revenue for the quarter ended March 31, 2001 and 2000, respectively. The decrease of product revenue as a percentage of total revenue, as well as in absolute dollars, is largely the result of a slow down in the U.S. and European economies primarily as a result of customers' postponement of IT purchases. This economic uncertainty was reflected particularly in the decrease in large enterprise deals and the decrease in contribution of new license revenue as compared to the same period in 2000. Although Remedy has experienced significant absolute dollar growth in revenue in recent years, we expect that the prior growth rates of the product revenue may not be sustainable in the future. We anticipate that revenue from product licenses will continue to fluctuate with market and economic conditions and the purchase pattern of its customers.

     MAINTENANCE AND SERVICE REVENUE. Revenue from maintenance and services increased by 35% to $35.7 million for the quarter ended March 31, 2001 from $26.5 million for the comparable quarter in 2000, which represented 55% and 43% of total revenue in the respective periods. The growth of maintenance and service revenue as percentage of total revenue and in absolute dollars is primarily due to the renewal of existing maintenance contracts resulting from product sales in earlier periods. Although prior years' licensing growth has resulted in increased revenue from maintenance and support, training and consulting services, we expect that prior growth rates of the installed base and, consequently, in service revenue, may not be sustainable in the future.

  COSTS AND EXPENSES

     COST OF PRODUCT REVENUE. Costs of product revenue consist primarily of costs related to product media and duplication, manuals, packaging materials, personnel, shipping expenses and royalties paid to third-party vendors. Cost of product revenue decreased to $1.9 million for the quarter ended March 31, 2001 from $2.4 million for the comparable quarter in 2000, both periods representing 7% of the related product revenue. The decrease in cost of product revenue in absolute dollars primarily relates to a decrease in royalties paid to third party vendors as well as the lower volumes of product shipped in the quarter. Cost of product revenue does not include amortization of capitalized software development costs, as all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred. Remedy believes that cost of product revenue will continue to fluctuate with the volume of product revenues in the future.

     COST OF MAINTENANCE AND SERVICE REVENUE. Costs of maintenance and service revenue consist primarily of personnel related costs incurred in providing telephone support, consulting services and training to customers. Cost of maintenance and service revenue increased to $14.9 million for the quarter ended March 31, 2001 from $11.0 million for the comparable quarter in 2000, both representing 42% of the related maintenance and service revenue in the respective quarters. Cost of maintenance and service revenue in absolute dollars increased, primarily due to costs from increased personnel, as Remedy continues to invest in its customer support and consulting organizations.

     RESEARCH AND DEVELOPMENT. Research and development costs relate to the personnel and equipment costs associated with maintaining and enhancing existing product lines as well as developing new product lines to meet the expanding range of customer requirements. Research and development expenses were $15.5 million and $11.3 million for the quarter ended March 31, 2001 and March 31, 2000, respectively, representing 24% and 18% of total revenue for the respective periods. The increase in research and development expenses as a percentage of total revenue and in absolute dollar amounts is primarily attributable to increased staffing, outside contractors and associated support for software engineers necessary to expand and enhance its product line.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel, as well as promotional expenses. Sales and marketing expenses were $33.7 million and $25.8 million for the quarter ended March 31, 2001 and March 31, 2000, respectively, or 52% and 42% of total revenue for the respective quarters. The increase in sales and marketing expenses as a percentage of total revenue and in absolute dollar amounts is primarily due to an increase in number of sales and marketing employees to promote and sell new and existing products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of the salaries and related expenses for executive and finance personnel, professional fees and other corporate expenses. General and administrative expenses were $4.1 million and $3.2 million, or 6% and 5% of total revenue, for the quarters ended March 31, 2001 and March 31, 2000, respectively. The increase as a percentage of total revenue and in absolute dollar amounts is primarily the result of increased staffing and associated expenses necessary to manage and support its growth.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles relates to the purchase of BayStone Software, Inc. in October 1998, Pipestream Technologies, Inc. in July 1999, Fortress Technologies, Inc. in September 1999, Axtive Software, Inc. in February 2000, Ostream Software, Inc. in February 2000, ESQ Systems Integrators, Inc. in June 2000, and Deodis SA in January 2001. Goodwill and other intangibles, which consist of $40.0 million of goodwill and $2.1 million of acquired workforce valuation are being amortized on a straight-line basis over a period of four years from the date of acquisition. Amortization expense totaled $2.6 million and $1.8 million for the quarters ended March 31, 2001 and March 31, 2000, respectively. Amortization expense related to these acquisitions is expected to be approximately $10.5 million and $10.1 million, for the years ending December 31, 2001 and December 31, 2002, respectively.

     RESTRUCTURING CHARGES. In January 2001, Remedy approved a plan to discontinue its eProcurement solution product. As part of this restructuring, it terminated two employees and reassigned all others. For customers who have already purchased the eProcurement solution, Remedy will continue to provide certain support services for up to one year. Remedy recorded a restructuring charge of $3.4 million in the first quarter of 2001, to provide for employee separation costs, write-off of prepaid expenses, and future customer support costs.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net consists primarily of interest income earned on cash and short-term investments and was $2.8 million and $1.7 million for the quarters ended March 31, 2001 and March 31, 2000, respectively. The increase is primarily due to larger short-term investment balances maintained in the quarter ended March 31, 2001 compared to the same period in 2000, higher interest rates in 2001 compared to 2000, and approximately $0.3 million of foreign exchange gains recognized in the quarter ended March 31, 2001.

     PROVISION FOR INCOME TAXES. The effective tax rates for the quarters ended March 31, 2001 and March 31, 2000 were 28% and 32%, respectively. The effective tax rate for 2001 is lower than the effective tax rate for 2000 primarily due to increased research and development credits, increased amounts of tax exempt interest and lower state taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, Remedy had $55.2 million in cash and cash equivalents, $163.3 million in short-term investments and $193.3 million of working capital.

     Net cash provided by operating activities was $20.7 million and $22.7 million during the three months ended March 31, 2001 and March 31, 2000, respectively. The decrease in net cash provided by operations was primarily attributable to the net loss generated from the current period.

     Net cash used in investing activities was $5.4 million and $25.3 million during the three months ended March 31, 2001 and March 31, 2000, respectively. The decrease in net cash used in investing activities is primarily due to net short-term investment maturities, less cash spent on businesses acquired offset by an increase in purchases of property and equipment.

     Maturities exceeded purchases of short-term investments by $1.5 million while purchases exceeded maturities of short-term investments by $13.1 million for the three months ended March 31, 2001 and March 31, 2000, respectively.

     Cash paid to acquire businesses amounted to $3.5 million and $10.3 million for the three months ended March 31, 2001 and March 31, 2000, respectively. Remedy acquired Deodis SA in January 2001, and Axtive Software, Inc. and Ostream Software, Inc. in February 2000.

     Cash used to purchase property and equipment, primarily for computer workstations, capitalized internal use software, leasehold improvements and file servers for Remedy's growing employee base was $3.4 million and $2.0 million during the three months ended March 31, 2001 and March 31, 2000, respectively. Remedy's principal commitments consist primarily of operating leases on its facilities.

     Net cash used in financing activities during the three months ended March 31, 2001 increased to $2.8 million from $10.2 million provided by financing activities during the three months ended March 31, 2000. This comparative decrease of approximately $13 million is primarily due to the repurchase of approximately 0.3 million shares of common share at a cost of $6.5 million offset by proceeds of $3.7 million from the issuance of common stock under stock purchase and stock option plans during the three months ended March 31, 2001. During the three months ended March 31, 2000, Remedy received $10.2 million from the issuance of common stock under the stock purchase and option plans and did not repurchase any shares of common stock.

     Remedy believes that its current cash and cash equivalents, short-term investments and expected future cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent it experiences growth in the future, Remedy anticipates that its operating and investing activities may use cash. In addition, it may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Consequently, significant future growth may require Remedy to obtain additional equity or debt financing which may not be available to us on acceptable terms, or at all.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     GENERAL ECONOMIC AND MARKET CONDITIONS. During recent years, segments of the personal computer industry have experienced significant economic downturns characterized by decreased product demand, production over-capacity, price erosion, higher overhead costs as a percentage of revenue, work slowdowns and layoffs. The technology sector in which we operate has experienced a dramatic slowdown in the past several months. A continuing downturn in macroeconomic environment could harm our existing and potential customers' ability and willingness to purchase our products, which would cause a decline in our sales. Remedy's operations may in the future experience substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on its business, operating results or financial condition.

     POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. Remedy's quarterly operating results have in the past, and may in the future, vary significantly depending on factors such as increased competition, the timing of new product announcements and changes in pricing policies by Remedy and its competitors, market acceptance of new and enhanced versions of its products, the size and timing of significant orders, the mix of direct and indirect sales, changes in operating expenses, changes in company strategy, personnel changes, foreign currency exchange rate fluctuations and general economic factors. Remedy operates with no significant order backlog because its software products typically are shipped or electronically downloaded over the Web shortly after orders are received. Furthermore, Remedy has often recognized a substantial portion of its revenue in the last month of a quarter, with this revenue frequently concentrated in the last weeks of a quarter. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter and revenue for any future quarter is not predictable with any significant degree of certainty. Product revenue is also difficult to forecast because the market for software products is rapidly evolving, and Remedy's sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. Remedy's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of Remedy's expenses varies with its revenue. As a result, Remedy believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter Remedy's operating results will be below the expectations of public market analysts and investors. In such event, the price of Remedy's common stock would likely decline.

     RISKS ASSOCIATED WITH SELLING TO LARGE ENTERPRISE CUSTOMERS. Remedy has recently increased its efforts to sell its products to large enterprise customers and has devoted significant management and financial resources to achieving this goal. If successful, large enterprise customers are expected to deploy Remedy's products in business critical operations, which involve significant capital and management commitments, by such customers. Potential large enterprise customers generally commit significant resources to an evaluation of available enterprise software and require Remedy to expend substantial time, effort and money educating them about the value of its solutions. Sales of Remedy's products to such customers require an extensive sales effort throughout a customer's organization because decisions to purchase such products generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including factors over which Remedy has little or no control, may cause potential large enterprise customers to favor a particular supplier or to delay or forego a purchase. As a result of these or other factors, the sales cycle for Remedy's products is relatively longer than to a mid level customer, typically ranging between three and nine months. As a result of the length of the sales cycle and the significant selling expenses resulting from selling into the large enterprise, Remedy's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large transactions to which Remedy has devoted significant resources could seriously harm Remedy's business, operating results or financial condition and could cause significant variations in its operating results from quarter to quarter. In addition, large customers have decreased their spending because of the dramatic slowdown in the technology sector. If reduced spending impacts our customers' decisions to purchase our product, our sales could decline.

     DEPENDENCE ON NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE; RISK OF PRODUCT BUGS. The client/server and web-based application software market is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of Remedy's products are difficult to estimate. Remedy's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. In 1999, Remedy invested significant resources into the research and development and sales and marketing of software applications. Remedy is continuing to invest heavily in these efforts in 2001. There can be no assurance that Remedy will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and customer requirements, or that Remedy will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If Remedy is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, Remedy's business, operating results and financial condition will be materially adversely affected. If the new products currently being developed by Remedy do not achieve market acceptance or are not released when expected, its business, operating results and financial condition will be materially adversely affected. Software products as complex as those offered by Remedy may contain undetected errors or failures when first introduced or when new versions are released. Remedy has in the past discovered software errors in certain of its new products and enhancements after their introduction and has experienced delays or lost revenue during the period required to correct these errors. Although Remedy has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by Remedy and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could seriously harm its business, operating results and financial condition.

     INTERNATIONAL OPERATIONS. International sales represented approximately 37% of Remedy's revenue in the three months ended March 31, 2001. Remedy currently has seventeen international wholly owned subsidiaries, which are primarily sales offices, and are located in the United Kingdom, Ireland, Canada, Germany, France, Spain, Italy, The Netherlands, Sweden, Singapore, Australia, Japan, Hong Kong, Brazil, Mexico, Argentina and Switzerland. One of Remedy's strategies is to continue to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources. Traditionally, international operations are characterized by higher operating expenses and lower operating margins. As a result, if international revenues increase as a percentage of total revenue, operating margins may be seriously harmed. Costs associated with international expansion include the establishment of additional foreign offices, the hiring of additional personnel, the localization and marketing of its products for particular foreign markets and the development of relationships with additional international service providers. If international revenue is not adequate to offset the expense of expanding foreign operations, its business, operating results or financial condition could be materially adversely affected.

     Remedy's international operations are subject to other risks inherent in international business activities and generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, product acceptance in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings, the burdens of complying with a wide variety of foreign laws, changes in foreign currency exchange rates and general economic conditions in such countries. There can be no assurance that such factors will not seriously harm Remedy's future international sales and, consequently, its results of operations. In addition, because a substantial majority of its international sales are indirect, any material increase in its international sales as a percentage of total revenue may adversely affect Remedy's average selling prices and gross margins due to the lower unit prices that it receives when selling through indirect channels.

     PRODUCT CONCENTRATION. Remedy currently derives the majority of its revenue from licenses of the AR System, the applications Remedy provides that are built upon the AR System foundation and related services. Broad market acceptance of its products is critical to Remedy's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of the AR System foundation and applications as a result of competition, technological change or otherwise, would have a material adverse effect on the business, operating results and financial condition of Remedy. Remedy's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of the AR System foundation and other applications, specifically Customer Relationship Management and Information Technology Service Management applications. There can be no assurance that Remedy will continue to be successful in marketing the AR System or any new or enhanced products or applications. In 2001, Remedy continues to invest significant resources into the research and development, sales and marketing of new software applications. However, Remedy believes that its success in expanding its product line will depend largely on new products achieving market acceptance and technological competitiveness.

     EXPANSION OF INDIRECT CHANNELS. An integral part of Remedy's strategy is to continue to develop the marketing channels of value-added resellers (VARs), system integrators (SIs) and independent software vendors (ISVs). VARs, SIs and ISVs accounted for approximately 45% of Remedy's total billings in the three-month period ended March 31, 2001. If these marketing channels increase as a percentage of sales, Remedy's operating margins may be seriously harmed due to the lower unit prices that Remedy receives when selling through indirect channels. There can be no assurance that Remedy will be able to attract VARs, SIs and ISVs that will be able to market Remedy's products effectively and will be qualified to provide timely and cost-effective customer support and service. In addition, Remedy's agreements with VARs, SIs and ISVs are not exclusive and in many cases may be terminated by either party without cause, and many of Remedy's VARs, SIs and ISVs carry competing product lines. Therefore, there can be no assurance that any VAR, SI or ISV will continue to represent Remedy's products, and the inability to recruit, or the loss of important VARs, SIs or ISVs could seriously harm its results of operations.

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

     EURO CONVERSION. Remedy is aware of the issues associated with the changes in Europe aimed at forming a European Economic and Monetary Union (EMU). On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). On that day, the Euro became a functional legal currency within these countries and over the next three years, business in the EMU member states will be conducted in both the existing national currency and the Euro. As a result, companies operating in or conducting business in EMU member states need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the legacy currencies, so that the legacy currencies will no longer be legal tender for any transactions, making the conversion to the Euro complete. Remedy recognizes that by January 1, 2002, all its customers in the participating countries in Europe will need to have converted all the values in their databases to the Euro, having previously reflected all values in the appropriate local currencies. At this time, it is not possible to summarize the potential costs associated with addressing any Euro conversion issues and there can be no assurance that these issues and their related costs will not seriously harm Remedy's business, operating results and financial position. However, based on progress to date, Remedy believes that the use of the Euro will not have a significant impact on the manner in which it conducts its business.

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS. From time to time Remedy may acquire or invest in companies, consulting practices, technologies or products that complement its business or its product offerings. Any such acquisitions may result in the use of cash, potentially dilutive issuances of equity securities, the write-off of software development costs or other assets, incurrence of severance liabilities, the amortization of expenses related to goodwill and other intangible assets and/or the incurrence of debt, any of which could have a material adverse effect on its business, financial condition, cash flows and results of operations. Acquisitions involve numerous additional risks including difficulties in the assimilation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of Remedy's business and the entry into markets in which Remedy has little or no direct prior experience. In addition, potential acquisition candidates targeted by Remedy may not have audited financial statements, detailed financial information or any degree of internal controls. There can be no assurance that an audit subsequent to any successful completion of an acquisition will not reveal matters of significance, including with respect to revenues, expenses, liabilities, contingent or otherwise, and intellectual property. There can be no assurance that Remedy would be successful in overcoming these or any other significant risks encountered and the failure to do so could seriously harm its business, operating results and financial condition.

     ADDITIONAL RISKS. Remedy's business entails a variety of additional risks not mentioned above, such as Management of Growth; Dependence Upon Key Personnel; Dependence on Proprietary Technology; Risks of Infringement and Product Liability which are set forth in the "Factors That May Affect Future Operating Results" section of the Company's 2000 Report on Form 10-K filed with the Securities and Exchange Commission in March 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. Remedy's exposure to market risk for changes in interest rates primarily relates to its investment portfolio. As stated in its policy, Remedy is averse to principal loss and seeks to preserve its invested funds by limiting issuer risk, default risk, liquidity risk and interest rate risk. Remedy limits issuer risk by placing its investments with high credit quality issuers and, by policy, limiting the amount of credit exposure to any one issuer. Remedy mitigates default and liquidity risks by investing in only high credit quality securities and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Remedy mitigates interest rate risk by only allowing suitable investments to be made in taxable and non-taxable U.S. as well as foreign instruments. All of Remedy's investments in aggregate have a weighted average remaining maturity of less than one year at any given point in time. For a tabular presentation of interest rate risk sensitive instruments, including the carrying value, market value and related weighted average interest rates for Remedy's investment portfolio as of December 31, 2000 and December 31, 1999, see Remedy's 2000 Form 10-K filed with the Securities and Exchange Commission in March 2001.

     FOREIGN CURRENCY RISK. Remedy transacts business in various foreign currencies, primarily in Europe. As some revenues are denominated in currencies other than U.S. dollars, Remedy will be subject to the risks associated with foreign exchange rate fluctuations. In addition, an increase in the value of the U.S. dollar relative to foreign currencies could make its products more expensive and, therefore, potentially less competitive in those markets. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Remedy hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period. In the fourth quarter of 1999, Remedy began invoicing in currencies other than U.S. dollars, and as a result, it has entered into hedging activities in order to minimize the exposure of the United States Dollar (USD) value of foreign currency denominated sales. Remedy does not enter into any derivative transactions for speculative purposes, and its derivative financial instruments should not subject it to material risk due to exchange rate movements because gains and losses on these contracts should offset losses and gains on the transactions being hedged. In the future, more of its revenues may be denominated in currencies other than U.S. dollars and, as a result, Remedy's exposure in the future may fluctuate depending upon the nature and success of the hedging activities. Accordingly, due to the substantial volatility of foreign exchange rates, its business, operating results or financial condition could be seriously harmed.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: None

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

Dated: May 15, 2001