Form 10-Q
period 2001-06-30
REMEDY CORP
filed 2001-07-31
CIK 936653

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-25494

                               REMEDY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0265675
(STATE OR OTHER JURISDICTION OF INCORPORATION     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
               OR ORGANIZATION)

   1585 CHARLESTON ROAD, MOUNTAIN VIEW, CA                         94043
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (650) 903-5200
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                                 WWW.REMEDY.COM
                        (REGISTRANT'S INTERNET ADDRESS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 30,942,956 shares of the Company's Common Stock, par value $.00005, outstanding on July 27, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                        PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of June 30, 2001
           and December 31, 2000.......................................    3
           Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 2001 and June 30,
           2000........................................................    4
           Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2001 and June 30, 2000................    5
           Notes to Condensed Consolidated Financial Statements........    6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results
           of Operations...............................................   10
Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................   22

                         PART II. OTHER INFORMATION
Item 4.    Submission of Matters to a Vote of Security Holders.........   23
Item 6.    Exhibits and Reports on Form 8-K............................   23
Signature..............................................................   24

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               REMEDY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)        (1)
Current assets:
  Cash and cash equivalents.................................   $ 51,352        $ 43,119
  Short-term investments....................................    167,180         164,780
  Accounts receivable, net..................................     51,972          79,326
  Prepaid expenses and other current assets.................      7,246           5,861
  Deferred tax assets.......................................      7,157           7,157
                                                               --------        --------
          Total current assets..............................    284,907         300,243
Property and equipment, net.................................     21,295          19,418
Goodwill and other intangible assets, net...................     23,441          25,439
Other non-current assets....................................        910             524
Deferred tax assets -- non-current portion..................      3,437           3,437
                                                               --------        --------
                                                               $333,990        $349,061
                                                               ========        ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  1,662        $  4,036
  Accrued compensation and related liabilities..............      7,249          10,293
  Income taxes payable......................................         --           3,616
  Other accrued liabilities.................................     17,074          20,942
  Deferred revenue..........................................     58,000          56,915
                                                               --------        --------
          Total current liabilities.........................     83,985          95,802
Stockholders' equity:
  Common stock and additional paid-in capital...............    196,927         184,230
  Treasury Stock (4,132,300 shares and 3,872,300 shares,
     respectively)..........................................    (74,924)        (68,441)
  Accumulated other comprehensive loss......................     (1,098)           (396)
  Retained earnings.........................................    129,100         137,866
                                                               --------        --------
          Total stockholders' equity........................    250,005         253,259
                                                               --------        --------
                                                               $333,990        $349,061
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

                               REMEDY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    ------------------    --------------------
                                                     2001       2000        2001        2000
                                                    -------    -------    --------    --------
Revenue:
  Product.........................................  $25,782    $39,750    $ 54,863    $ 75,170
  Maintenance and service.........................   38,555     29,376      74,229      55,888
                                                    -------    -------    --------    --------
          Total revenue...........................   64,337     69,126     129,092     131,058
Costs and expenses:
  Cost of product revenue.........................    1,625      2,387       3,540       4,789
  Cost of maintenance and service revenue.........   14,448     12,568      29,327      23,605
  Research and development........................   13,517     12,836      29,057      24,122
  Sales and marketing.............................   29,740     25,218      63,493      50,990
  General and administrative......................    4,702      4,335       8,798       7,574
  Amortization of goodwill and other
     intangibles..................................    2,647      2,203       5,220       4,032
  Peregrine acquisition expenses..................    2,525         --       2,525          --
  Restructuring charges...........................      975         --       4,368          --
                                                    -------    -------    --------    --------
          Total costs and expenses................   70,179     59,547     146,328     115,112
Income (loss) from operations.....................   (5,842)     9,579     (17,236)     15,946
Interest income and other, net....................    2,311      2,408       5,062       4,082
                                                    -------    -------    --------    --------
Income (loss) before income taxes.................   (3,531)    11,987     (12,174)     20,028
Provision (benefit) for income taxes..............     (989)     3,596      (3,409)      6,169
                                                    -------    -------    --------    --------
Net income (loss).................................  $(2,542)   $ 8,391    $ (8,765)   $ 13,859
                                                    =======    =======    ========    ========
Net income (loss) per share:
  Basic...........................................  $ (0.08)   $  0.27    $  (0.29)   $   0.45
                                                    =======    =======    ========    ========
  Diluted.........................................  $ (0.08)   $  0.24    $  (0.29)   $   0.41
                                                    =======    =======    ========    ========
Shares used in computing per share amounts:
  Basic...........................................   30,690     31,235      30,517      30,827
                                                    =======    =======    ========    ========
  Diluted.........................................   30,690     34,316      30,517      34,200
                                                    =======    =======    ========    ========

                            See accompanying notes.

                               REMEDY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $  (8,766)   $  13,859
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation...........................................      5,162        4,200
     Amortization of goodwill and other intangibles.........      5,209        4,032
     Non-cash element of restructuring charges..............      2,794           --
Changes in assets and liabilities:
  Accounts receivable.......................................     27,354        7,712
  Prepaid expenses and other current assets.................     (1,385)       8,006
  Deferred tax asset........................................         --       (3,924)
  Accounts payable..........................................     (2,374)       2,239
  Accrued compensation and related liabilities..............     (3,044)      (1,238)
  Income taxes payable......................................     (3,616)      (1,341)
  Other accrued liabilities.................................     (6,662)         859
  Other non-current assets..................................       (386)         (38)
  Deferred revenue..........................................      1,085        4,820
                                                              ---------    ---------
          Net cash provided by operating activities.........     15,371       39,186
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments.........................   (169,285)    (312,468)
Maturities of short-term investments........................    166,885      292,301
Cash paid for businesses acquired, net of cash assumed......     (3,403)     (15,315)
Capital expenditures........................................     (6,847)      (5,908)
                                                              ---------    ---------
          Net cash used in investing activities.............    (12,650)     (41,390)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations..........         --          (54)
Proceeds from issuance of common stock......................     12,697       21,413
Purchase of treasury stock..................................     (6,483)          --
                                                              ---------    ---------
          Net cash provided by financing activities.........      6,214       21,359
                                                              ---------    ---------
Net increase in cash and cash equivalents...................      8,935       19,155
Effect of exchange rate changes on cash.....................       (702)        (413)
Cash and cash equivalents at beginning of period............     43,119       47,302
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  51,352    $  66,044
                                                              =========    =========

                            See accompanying notes.

                               REMEDY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations for the three months and six months ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, have been prepared by Remedy Corporation ("Remedy" or the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all disclosures required by generally accepted accounting principles.

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

     The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

     Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When the services are considered essential, revenue under the arrangement is recognized in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contract". When the services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

                               REMEDY CORPORATION

                                  (UNAUDITED)

 3. RECENT DEVELOPMENT

     On June 10, 2001, the Company entered into a definitive agreement with Peregrine Systems, Inc. ("Peregrine") under which Peregrine will acquire all of the outstanding shares of Remedy. Remedy stockholders will receive $9.00 in cash and 0.9065 shares of Peregrine common stock for each Remedy share of common stock. All outstanding options will be assumed by Peregrine and will become options to purchase Peregrine common stock. The definitive agreement has been approved by the Board of Directors of both companies and is subject to approval by Remedy's stockholders, regulatory approvals and customary closing conditions, and is expected to close in the third calendar quarter.

 4. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the weighted-average number of common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options and are calculated using the treasury stock method.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              ------------------    ------------------
                                               2001       2000       2001       2000
                                              -------    -------    -------    -------
                                                (IN THOUSANDS,        (IN THOUSANDS,
                                               EXCEPT PER SHARE      EXCEPT PER SHARE
                                                   AMOUNTS)              AMOUNTS)
                                                 (UNAUDITED)           (UNAUDITED)
Numerator:
  Net income (loss).........................  $(2,542)   $ 8,391    $(8,766)   $13,859
                                              =======    =======    =======    =======
Denominator:
  Denominator for basic earnings (loss) per
     share-weighted-average shares..........   30,690     31,235     30,517     30,827
  Effect of dilutive securities:
  Employee stock options....................       --      3,081         --      3,373
                                              -------    -------    -------    -------
  Denominator for diluted earnings (loss)
     per share-weighted-average shares and
     dilutive securities....................   30,690     34,316     30,517     34,200
                                              =======    =======    =======    =======
  Basic earnings (loss) per share...........  $ (0.08)   $  0.27    $ (0.29)   $  0.45
                                              =======    =======    =======    =======
  Diluted earnings (loss) per share.........  $ (0.08)   $  0.24    $ (0.29)   $  0.41
                                              =======    =======    =======    =======

 5. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss), which includes certain changes in equity of the Company that are excluded from net income (loss). Specifically, FAS 130 requires foreign currency translation adjustments and hedging gains (losses) to be

                               REMEDY CORPORATION

                                  (UNAUDITED)

included in accumulated other comprehensive income (loss). Comprehensive income
(loss) for the three months and six months ended June 30, 2001 and 2000 is as follows:

                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 31,            JUNE 31,
                                                  ------------------   -----------------
                                                    2001      2000      2001      2000
                                                  --------   -------   -------   -------
                                                    (IN THOUSANDS)      (IN THOUSANDS)
                                                     (UNAUDITED)          (UNAUDITED)
Net income (loss)...............................  $(2,542)   $8,391    $(8,766)  $13,859
Unrealized hedging loss.........................      (28)     (100)       (22)      (93)
Change in cumulative translation adjustment.....     (235)     (159)      (680)     (320)
                                                  -------    ------    -------   -------
Comprehensive net income (loss).................  $(2,805)   $8,132    $(9,468)  $13,446
                                                  =======    ======    =======   =======

 6. RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activity", which was subsequently amended by Statement No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of SFAS 133" and Statement No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133". SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires Remedy to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. Remedy adopted SFAS 133 in the quarter ended September 30, 1999 and subsequently implemented a program to hedge a portion of its forecasted foreign currency denominated revenue and expenses with foreign exchange forward contracts. SFAS 133 did not have a material effect on Remedy's financial statements.

 7. RESTRUCTURING OF OPERATIONS

     In April 2001, Remedy announced restructuring activities to reduce future operating costs. The restructuring includes a reduction in workforce by approximately 100 employees or 7%, cancellation of certain contracts and commitments and other cost-saving actions. The Company incurred a restructuring cost of $1.4 million, including $1.0 million for severance related costs and $0.4 million for cancellation of contracts and commitments to reduce future expenses. During the three months ended June 30, 2001, the Company paid approximately $0.9 million for severance related costs, $0.3 million for cancellation of contracts and commitments and wrote-off approximately $0.1 million of prepaid assets. At June 30, 2001, the Company had recorded a liability of $0.1 million for severance costs expected to be paid out by the end of 2001.

     In the first quarter of 2001, the Company recorded a restructuring charge of $3.4 million related to the discontinuation of the eProcurement product. The restructuring charge includes approximately $2.9 million for future customer settlement and support costs, $0.3 million for the write-off of prepaid assets, and $0.2 million for other exit-related costs. During the six months ended June 30, 2001, the Company paid approximately $1.6 million in customer settlement and support costs, $0.2 million for other exit-related costs and wrote-off approximately $0.3 million of prepaid assets. On June 30, 2001, the Company evaluated its

                               REMEDY CORPORATION

                                  (UNAUDITED)

restructuring liability based on the then current facts and determined that $0.5 million was not needed due to a lower level of settlement payments and support costs than originally estimated. Accordingly, the liability was reversed by $0.5 million against the restructuring charges recorded in the first quarter of 2001. As of June 30, 2001, the remaining restructuring liability relating to the discontinuation of eProcurement product consists of $0.8 million primarily for future customer settlement and support costs. The Company expects the $0.8 million liability will be paid out by the end of the fiscal year 2001.

 8. PEREGRINE ACQUISITION EXPENSES

     During the second quarter of 2001, Remedy incurred approximately $2.5 million of outside professional fees associated with the anticipated Peregrine merger.

 9. SHARE REPURCHASE

     Since 1998, the Company has repurchased a total of 4,132,300 shares of common stock on the open market from time to time, depending on market conditions. On July 26, 2000, the Board of Directors authorized management of the Company to repurchase up to 3 million shares or approximately 10 percent of the Company's outstanding shares of common stock over the subsequent twelve months. The repurchases have been funded by the Company's cash and short-term investments. During the first quarter of 2001, the Company repurchased a total of 260,000 shares of the Company's stock, at an average price of $24.94, totaling approximately $6.5 million. No shares were repurchased during the second quarter of 2001. At July 26, 2001, no shares remain authorized for repurchase.

10. SEGMENT INFORMATION

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 superseded Statement No. 14 ("SFAS 14"), "Financial Reporting for Segments of a Business Enterprise." SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

     Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (the "CODM") in deciding how to allocate resources and assess performance. Remedy considers itself to be in a single industry segment, specifically the provision of license, support, consulting and training for its software products. Remedy markets its products in the United States and in foreign countries through both direct and indirect sales channels and through its subsidiaries. Remedy's assets are primarily located in its offices in the United States. Remedy's CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated revenues by geographic region for purposes of making operating decisions and assessing financial performance.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors including, but not limited to, those discussed in the "Factors That May Affect Future Operating Results" section on page 14 of this report, in the Company's 2000 Form 10-K filed with the Securities and Exchange Commission ("SEC") in March 2001, and in Peregrine's Registration Statement on Form S-4 filed with the SEC in July 2001 and other schedules containing or incorporating by reference such documents and other information. Furthermore, the Company has often recognized a substantial portion of its revenue in the last month of a quarter, with this revenue frequently concentrated in the last week of a quarter. As a result, product revenue in any quarter is substantially dependent on orders booked and shipped in that quarter, and revenue for any future quarter is not predictable with any degree of certainty. Product revenue is also difficult to forecast because the market for client/server and web-based application software products is rapidly evolving, and the Company's sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. In addition, the Company expects that sales derived through indirect channels, which are harder to predict and have lower margins than direct sales, may increase as a percentage of total revenue. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenue because a proportionately smaller amount of the Company's expenses varies with its revenue. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely decline.

     Remedy develops, markets and supports highly adaptable enterprise software solutions. Its solutions are focused on automating frequently changing, employee-intensive, everyday business processes. Remedy has two solutions families: information technology service management solutions and customer relationship management solutions. Information technology service management solutions such as Remedy Help Desk(TM), Remedy Service Level Agreements(TM), Remedy Asset Management(TM) and Remedy Change Management(TM) manage and streamline the business processes for serving and supporting internal corporate customers and for managing the full life-cycle of assets. Customer relationship management solutions such as Remedy Customer Support(TM), Remedy Quality Management(TM), Remedy Leads Management(TM) and Remedy Sales Continuum(TM) manage external customer relationships including the management of customer support. Important product attributes of both solutions families include flexible integration capabilities in a packaged solution, speed of implementation, ease of use, rapid return on investment, and on-going adaptability.

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

     The Company was incorporated on November 20, 1990 in Delaware. The Company maintains its executive offices and principal facilities at 1585 Charleston Road, Mountain View, California 94043. Its telephone number is (650) 903-5200.

     On June 10, 2001, the Company entered into a definitive agreement with Peregrine Systems, Inc. ("Peregrine") under which Peregrine will acquire all of Remedy's outstanding shares. Remedy stockholders will receive $9.00 in cash and
0.9065 shares of Peregrine common stock for each Remedy share of common stock. All outstanding options will be assumed by Peregrine and will become options to purchase Peregrine common stock. The definitive agreement has been approved by the Board of Directors of both companies and is subject to approval by Remedy's stockholders, regulatory approvals and customary closing conditions.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenue, statement of operations data for the periods indicated.

                                                           THREE MONTHS     SIX MONTHS
                                                              ENDED           ENDED
                                                             JUNE 30,        JUNE 30,
                                                           ------------    ------------
                                                           2001    2000    2001    2000
                                                           ----    ----    ----    ----
Revenue:
  Product................................................   40%     58%     42%     57%
  Maintenance and service................................   60%     42%     58%     43%
                                                           ---     ---     ---     ---
          Total revenue..................................  100%    100%    100%    100%
                                                           ---     ---     ---     ---
Costs and expenses:
  Cost of product revenue................................    3%      3%      3%      4%
  Cost of maintenance and service revenue................   22%     18%     23%     18%
  Research and development...............................   21%     19%     23%     18%
  Sales and marketing....................................   46%     36%     49%     39%
  General and administrative.............................    7%      6%      7%      6%
  Amortization of goodwill and other intangibles.........    4%      4%      4%      3%
  Peregrine acquisition expenses.........................    4%      0%      2%      0%
  Restructuring charges..................................    2%      0%      2%      0%
                                                           ---     ---     ---     ---
          Total costs and expenses.......................  109%     86%    113%     88%
                                                           ---     ---     ---     ---
Income (loss) from operations............................   -9%     14%    -13%     12%
Interest income, net.....................................    4%      3%      4%      3%
                                                           ---     ---     ---     ---
Income (loss) before income taxes........................   -5%     17%     -9%     15%
Provision (benefit) for income taxes.....................   -2%      5%     -3%      5%
                                                           ---     ---     ---     ---
Net income (loss)........................................   -3%     12%     -6%     10%
                                                           ===     ===     ===     ===

  REVENUE

     Total revenue was $64.3 million and $69.1 million for the quarters ended June 30, 2001 and June 30, 2000 respectively, representing a decrease of 7% in the current period. Total revenue decreased to $129.1 million for the six months ended June 30, 2001 from $131.1 million for the comparable 2000 period, representing a decrease of 2%.

     Remedy distributes the majority of its products through its direct sales organization, which is complemented by indirect sales channels, including value added resellers ("VARs"), system integrators ("SIs") and independent software vendors ("ISVs"). Billings derived through indirect channels accounted for approximately 41% of its total billings for the quarter ended June 30, 2001 and 47% for the comparable period in 2000, and approximately 43% for the six months ended June 30, 2001 and 47% in the comparable period in 2000.

     International sales accounted for approximately 37% of total revenue for the quarter ended June 30, 2001 and 36% for the comparable period in 2000, and approximately 37% for the six months ended June 30, 2001 and 36% in the comparable period in 2000.

     PRODUCT REVENUE. Revenue from product licenses decreased 35% to $25.8 million for the quarter ended June 30, 2001 from $39.8 million in the comparable quarter in 2000. Product license fees decreased 27% to $54.9 million for the six months ended June 30, 2001 from $75.2 million in the comparable period in 2000. Product revenue represented 40% of total billings for the quarter ended June 30, 2001 and 58% for the comparable period in 2000, and approximately 42% for the six months ended June 30, 2001 and 57% in the comparable period in 2000. The decrease of product revenue as a percentage of total revenue, as well as in absolute dollars, is the result of customers' postponement of product purchases and a slow down in the U.S. and European economies. This economic uncertainty was reflected particularly in the decrease in large enterprise deals and the decrease in contribution of new license revenue as compared to the same period in 2000. The Peregrine acquisition was announced close to the end of the second quarter 2001 which may have created uncertainty with customers regarding the direction of the combined company's product offerings and may have resulted in hesitation and postponement of purchases.

     MAINTENANCE AND SERVICE REVENUE. Revenue from maintenance and services increased by 31% to $38.6 million for the quarter ended June 30, 2001 from $29.4 million in the comparable quarter in 2000. Revenue from services increased by 33% to $74.2 million for the six months ended June 30, 2001 from $55.9 million in the comparable 2000 period. Revenue from maintenance and services represented 60% of its total billings for the quarter ended June 30, 2001 and 42% for the comparable period in 2000, and approximately 58% for the six months ended June 30, 2001 and 43% in the comparable period in 2000. The growth of maintenance and service revenue as percentage of total revenue and in absolute dollars is primarily due to the renewal of existing maintenance contracts resulting from product sales in earlier periods.

  COSTS AND EXPENSES

     COST OF PRODUCT REVENUE. Cost of product revenue consists primarily of costs related to product media and duplication, manuals, packaging materials, personnel, shipping expenses and royalties paid to third-party vendors. Cost of product revenue decreased to $1.6 million for the quarter ended June 30, 2001 from $2.4 million for the comparable quarter in 2000, both representing 6% of the related product revenue, respectively. Cost of product revenue decreased to $3.5 million for the six months ended June 30, 2001 from $4.8 million in the comparable 2000 period, both representing 6% of the related product revenue in such periods, respectively. The decrease in cost of product revenue in absolute dollars is primarily attributable to a decrease in royalties paid to third party vendors as well as the lower volumes of product shipped in the quarter. Cost of product revenue does not include amortization of capitalized software development costs, as all development costs incurred in the research and development of new software products and enhancements to existing software products have been expensed as incurred.

     COST OF MAINTENANCE AND SERVICE REVENUE. Costs of maintenance and service revenue consist primarily of personnel related costs incurred in providing telephone support, consulting services and training to customers. Cost of maintenance and service revenue increased to $14.5 million for the quarter ended June 30, 2001 from $12.6 million in the comparable quarter in 2000, representing 37% and 43% of the related maintenance and service revenue, respectively. As a percent of the related maintenance and service revenue, cost decreased due to the better utilization of Remedy's consultants. Cost of maintenance and service revenue increased to $29.3 million for the six months ended June 30, 2001 from $23.6 million in the comparable 2000 period, representing 40% and 42% of the related maintenance and service revenue, respectively. Cost of maintenance and service revenue in absolute dollars increased, primarily due to costs from increased personnel, as Remedy invested substantially in its customer support and consulting organizations.

     RESEARCH AND DEVELOPMENT. Research and development costs relate to the personnel and equipment costs associated with maintaining and enhancing existing product lines as well as developing new product lines to meet the expanding range of customer requirements. Research and development expenses were $13.5 million and $12.8 million for the quarters ended June 30, 2001 and June 30, 2000, respectively, representing 21% and 19% of total revenue, respectively. Research and development expenses increased to $29.1 million for the six months ended June 30, 2001 from $24.1 million in the comparable period in 2000, or 23% and 18% of total revenue, respectively. The increase in research and development expenses as a percentage of total revenue and in absolute dollar amounts is primarily attributable to increased staffing, outside contractors and associated support for software engineers necessary to expand and enhance Remedy's product line.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses for sales and marketing personnel, as well as promotional expenses. Sales and marketing expenses were $29.7 million and $25.2 million, for the quarters ended June 30, 2001 and June 30, 2000, or 46% and 36% of total revenue, respectively. Sales and marketing expenses increased to $63.5 million for the six months ended June 30, 2001 from $51.0 million in the comparable 2000 period, or 49% and 39% of total revenue, respectively. The increase in sales and marketing expenses as a percentage of total revenue and in absolute dollar amounts is primarily due to an increase in number of sales and marketing employees to promote and sell new and existing products.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of the salaries and related expenses for executive and finance personnel, professional fees and other corporate expenses. General and administrative expenses were $4.7 million and $4.3 million, for the quarters ended June 30, 2001 and June 30, 2000, respectively, or 7% and 6% of total revenue, respectively. General and administrative expenses increased to $8.8 million for the six months ended June 30, 2001 from $7.6 million for the comparable 2000 period, representing 7% and 6% of total revenue, respectively. The increase as a percentage of total revenue and in absolute dollar amounts is primarily due to increased staffing and associated expenses necessary to manage and support growth.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles relates to the purchase of BayStone Software, Inc. in October 1998, Pipestream Technologies, Inc. in July 1999, Fortress Technologies, Inc. in September 1999, Axtive Software, Inc. in February 2000, Ostream Software, Inc. in February 2000, ESQ Systems Integrators, Inc. in June 2000, and Deodis SA in January 2001. Goodwill and other intangibles, which consist of $40.0 million of goodwill and $2.1 million of acquired workforce valuation are being amortized on a straight-line basis over a period of four years from the date of acquisition. Amortization expense totaled $2.6 million and $2.2 million for the quarters ended June 30, 2001 and June 30, 2000, respectively. Amortization expense totaled $5.2 million and $4.0 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Amortization expense related to these acquisitions is expected to be approximately $10.5 million for the year ending December 31, 2001.

     PEREGRINE ACQUISITION EXPENSES. During the second quarter of 2001, we incurred and expensed approximately $2.5 million in costs for outside professional fees associated with the merger with Peregrine.

     RESTRUCTURING CHARGES. In April 2001, Remedy announced restructuring activities to reduce future operating costs. In the second quarter of 2001, the Company incurred a restructuring cost of $1.4 million related to the restructuring activities, including severance and related costs for the reduction in workforce by approximately 100 employees or 7%, cancellation of certain contracts and commitments and other cost-saving actions.

     In January 2001, Remedy approved a plan to discontinue its eProcurement solution product. As part of this restructuring, it terminated two employees and reassigned all others. For customers who have already purchased the eProcurement solution, Remedy will continue to provide certain support services for up to one year. Remedy recorded a restructuring charge of $3.4 million in the first quarter of 2001, to provide for employee separation costs, write-off of prepaid expenses, and future customer support costs. On June 30, 2001, the Company evaluated its restructuring liability based on the current facts and determined that $0.5 million was not needed due to a lower level of settlement payments and support costs than originally estimated. Accordingly, the remaining liability was reduced by $0.5 million against the restructuring charges recorded in the first quarter of 2001. As of June 30, 2001, the restructuring liability relating to the discontinuation of the eProcurement product consists of $0.8 million primarily for future customer settlement and support costs. The Company expects the $0.8 million liability will be paid out by the end of the fiscal year 2001.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net consists primarily of interest income earned on the Company's cash and short term investments and was $2.3 million and $2.4 million for the quarters ended June 30, 2001 and June 30, 2000, respectively. Interest income and other, net increased to $5.1 million for the six months ended June 30, 2001 from $4.1 million for the comparable 2000 period. The increase in interest and other income was primarily due to an increase in foreign exchange gain realized in 2001 as a result of favorable foreign exchange rate fluctuations, as well as an increase in interest rates and short-term investment balances maintained in the six months ended June 30, 2001 compared to the same period in 2000.

     PROVISION FOR INCOME TAXES. The effective tax rate for the quarters ended June 30, 2001 and June 30, 2000 was 28% and 30%, respectively. The effective tax rate for the six months ended June 30, 2001 and June 30, 2000 was 28% and 31%, respectively. The effective tax rate for 2001 is lower than the effective tax rate for 2000 due to increased research and development credits, increased amounts of tax exempt interest and lower state taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, Remedy had $51.4 million in cash and cash equivalents, $167.2 million in short-term investments and $200.9 million of working capital.

     Net cash provided by operating activities was $15.4 million and $39.2 million during the six months ended June 30, 2001 and June 30, 2000, respectively. The decrease in net cash provided by operations was primarily attributable to the net loss generated from the current period.

     Net cash used in investing activities was $12.7 million and $41.4 million during the six months ended June 30, 2001 and June 30, 2000, respectively. The decrease in net cash used in investing activities is primarily due to decrease in net short-term investment purchases, less cash spent on businesses acquired offset by a slight increase in purchases of property and equipment.

     Purchases exceeded maturities of short-term investments by $2.4 million and $20.2 million for the six months ended June 30, 2001 and June 30, 2000, respectively.

     Cash paid to acquire businesses amounted to $3.4 million and $15.3 million for the six months ended June 30, 2001 and June 30, 2000, respectively. The $3.4 million is related to the acquisition of Deodis SA in January 2001, and the $15.3 million is comprised of the acquisition of Axtive Software, Inc., Ostream Software, Inc and ESQ Systems Integrators, Inc. in 2000.

     Cash used to purchase property and equipment, primarily for computer workstations, capitalized internal use software, leasehold improvements and file servers for Remedy's growing employee base was $6.8 million and $5.9 million during the six months ended June 30, 2001 and June 30, 2000, respectively. Remedy's principal commitments consist primarily of operating leases on its facilities.

     Net cash provided by financing activities during the six months ended June 30, 2001 decreased to $6.2 million from $21.4 million during the six months ended June 30, 2000. This comparative decrease of approximately $15.2 million is primarily due to the repurchase of approximately 0.3 million shares of common stock at a cost of $6.5 million and by the decrease of proceeds of $8.7 million from the issuance of common stock under stock purchase and stock option plans during the six months ended June, 2001.

     Remedy believes that its current cash and cash equivalents, short-term investments and expected future cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent it experiences growth in the future, Remedy anticipates that its operating and investing activities may use cash. In addition, it may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. Consequently, significant future growth may require Remedy to obtain additional equity or debt financing which may not be available to the Company on acceptable terms, or at all, in the event that the merger does not proceed as expected.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

THE SHARES OF PEREGRINE COMMON STOCK THAT REMEDY STOCKHOLDERS WILL RECEIVE AS PART OF THE MERGER CONSIDERATION MAY NOT MAINTAIN THEIR VALUE.

     At the closing of the merger, each share of Remedy common stock will be exchanged for $9.00 in cash and 0.9065 shares of Peregrine common stock. There will be no adjustment in the number of shares of Peregrine common stock issued to Remedy stockholders because of changes in the market price of either Peregrine common stock or Remedy common stock. Accordingly, the specific dollar value of Peregrine common stock that Remedy stockholders will receive upon the merger's completion will depend entirely upon the market value of Peregrine common stock at the time the merger is completed. This value may substantially decrease. In addition, Remedy may not terminate the merger agreement, "walk away" from the merger or re-solicit the vote of its stockholders solely because of changes in the market price of Peregrine common stock or Remedy common stock. The share prices of Peregrine common stock and Remedy common stock are by nature subject to the general price fluctuations in the market for publicly-traded equity securities, and the prices of both companies' common stock have experienced significant volatility in the past. We urge you to obtain recent market quotations for Peregrine common stock and Remedy common stock. Neither Peregrine nor Remedy can predict or give any assurances as to the respective market prices of its common stock at any time before or after the completion of the merger.

THE PUBLIC ANNOUNCEMENT OF THE MERGER COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S REVENUES IN NEAR-TERM QUARTERS IF CUSTOMERS DELAY, DEFER, OR CANCEL PURCHASES PENDING RESOLUTION OF THE MERGER.

     The public announcement of the merger could have an adverse effect on the near-term revenues and profitability of Remedy. In particular, prospective customers could be reluctant to purchase the Company's products if they are uncertain about the direction of the combined Company's product offerings and its willingness to support and service existing products. Since announcement of the merger, Remedy has experienced questions from prospective customers about the status of the merger and anticipated product integration plans, which have not yet been determined. The merger was announced on June 11, 2001, in the last month of Remedy's second quarter of fiscal 2001. Remedy tends to realize a substantial portion of its revenues during the last few weeks of a quarter. Accordingly, the announcement of the merger may have and could create uncertainty among businesses and organizations contemplating software or service purchases and subscriptions. If one large customer, or a significant group of small customers, were to delay their purchase decisions pending resolution of the merger, the quarterly revenues of Remedy could be substantially below the expectations of market analysts, which would have an adverse effect on the results of operations and could cause a dramatic reduction in the Company's stock price. Remedy anticipates announcement of the merger could have an adverse effect on other near term quarters pending completion of the merger and Peregrine's product integration initiatives.

THE MERGER COULD IMPAIR REMEDY'S EXISTING RELATIONSHIPS WITH SUPPLIERS, CUSTOMERS, STRATEGIC PARTNERS, AND EMPLOYEES, WHICH COULD HAVE AN ADVERSE EFFECT ON REMEDY'S INDIVIDUAL AND COMBINED BUSINESSES AND FINANCIAL RESULTS.

     The public announcement of the merger could substantially impair important business relationships of Remedy. Impairment of these business relationships could reduce revenues or increase expenses, either of which would harm the financial results of the affected Company. Specific examples of situations in which Remedy could experience problems include the following:

     - suppliers, distributors, or customers of either Remedy could decide to cancel or terminate existing arrangements, or fail to renew those arrangements, as a result of the merger;

     - customers of Remedy could terminate or delay orders with Remedy because they question Remedy's continued commitment to provide products and enhancements, or to support products;

     - key employees of Remedy may decide to terminate their employment; and

     - other current or prospective employees of Remedy may experience uncertainty about their future roles with the combined company, which could adversely affect Remedy's ability to attract and retain key management, sales, marketing, and technical personnel.

FAILURE TO COMPLETE THE MERGER COULD HAVE A NEGATIVE IMPACT ON REMEDY'S STOCK PRICE AS WELL AS A NEGATIVE IMPACT ON ITS BUSINESS AND FINANCIAL RESULTS.

     If the merger is not completed for any reason, Remedy may be subject to a number of material risks, including the followings:

     - the price of Remedy common stock may decline to the extent that the relevant current market price reflects a market assumption that the merger will be completed;

     - Remedy's stock price may decline because of uncertainty concerning Remedy's stand-alone prospects;

     - some costs related to the merger, such as legal, accounting, financial advisory, and financial printing fees must be paid even if the merger is not completed;

     - Remedy could be required to pay Peregrine a termination fee in the amount of $40 million under certain circumstances;

     - the benefits that Remedy expect to realize from the merger, such as the potentially enhanced financial position of the combined company, would not be realized; and

     - the diversion of management attention from the day-to-day businesses of Remedy and the unavoidable disruption to their employees and their relationships with customers and suppliers during the period before consummation of the merger may make it difficult for Remedy to regain their respective financial market positions if the merger does not occur.

REMEDY'S QUARTERLY OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT. IF FUTURE RESULTS ARE BELOW THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS OR INVESTORS, THE PRICE OF REMEDY'S COMMON STOCK MAY DECLINE.

     Remedy's quarterly operating results have in the past, and may in the future, vary significantly depending on factors such as:

     - increased competition;

     - the timing of new product announcements and changes in pricing policies by Remedy and its competitors;

     - market acceptance of new and enhanced versions of Remedy's products;

     - the size and timing of significant orders;

     - the mix of direct and indirect sales;

     - changes in operating expenses;

     - changes in company strategy;

     - personnel changes;

     - foreign currency exchange rate fluctuations; and

     - general economic factors.

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

     In addition, the technology sector in which Remedy operates has experienced a dramatic general slowdown over the past nine months as evidenced by the decline of stock prices on the Nasdaq National Market. This macroeconomic environment may harm Remedy's business by impacting its customers, their spending and the rate at which they accept Remedy's products. Remedy's operations and stock price may experience substantial fluctuations from quarter to quarter as a consequence of this environment and other factors affecting the timing of capital spending decisions by Remedy's customers. There can be no assurance that these factors will not seriously harm Remedy's business, operating results or financial position.

     As a result, Remedy believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter Remedy's operating results will be below the expectations of public market analysts and investors. If this happens, the price of Remedy's common stock would likely decline dramatically.

INCREASED COMPETITION IN THE MARKET FOR REMEDY'S PRODUCTS AND SERVICES COULD SERIOUSLY HARM REMEDY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

     The market for Remedy's products is intensely competitive, diverse and subject to rapid change. New products are frequently introduced and existing products are continually enhanced. Competitors vary in size and in the scope and breadth of the products and services offered. Remedy has experienced substantial competition from companies of all types and sizes, and these competitors include:

     - providers of enterprise software, such as Computer Associates, FrontRange Solutions, Hewlett-Packard, IBM, infraWise, Interact Commerce, Intraware, Kana Communications, Main Control, Microsoft, Network Associates, Nortel Networks, Onyx Software, Oracle, PeopleSoft, Peregrine, Pivotal, Siebel Systems, STAFF & LINE and Viadyne Corporation; and

     - internally developed systems.

     In addition, because there are relatively low barriers to entry in the software market, Remedy expects additional competition from other established and emerging companies as the software market continues to develop and expand. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm Remedy's business, operating results and financial condition. Some of Remedy's current, and many of its potential, competitors have significantly greater financial, technical, marketing and other resources than Remedy. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than Remedy is able to do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of Remedy's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

REMEDY DERIVES SUBSTANTIALLY ALL OF ITS REVENUE FROM PRODUCTS AND SERVICES RELATED TO THE ACTION REQUEST SYSTEM.

     Remedy currently derives substantially all of its revenue from licenses of its Action Request System, the applications Remedy provides that are built upon the Action Request System foundation, and related services. Broad market acceptance of these products and services is critical to Remedy's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of the Action Request System foundation and applications as a result of competition, technological change or otherwise, would seriously harm the business, operating results and financial condition of Remedy. Remedy's future financial performance will depend in part upon the successful development, introduction and customer acceptance of new and enhanced versions of the Action Request System foundation and other applications, specifically customer relationship management and information technology service management applications. There can be no assurance that

Remedy will continue to be successful in marketing the Action Request System or any new or enhanced products or applications. Remedy continues to invest significant resources into the research and development, sales and marketing of new software applications. However, Remedy believes that its success in expanding its product line will depend largely on new products achieving market acceptance and technological competitiveness.

IF REMEDY FAILS TO RESPOND TO THE EVOLVING NEEDS OF ITS CUSTOMERS IN A TIMELY MANNER, OR IF ITS PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE, ITS BUSINESS WOULD BE SERIOUSLY HARMED.

     The client/server and web-based application software industry is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The life cycles of Remedy's products are difficult to estimate. Remedy's future success will depend upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. Since 1999, Remedy has invested significant resources into the research and development and sales and marketing of software applications. Remedy intends to continue to invest heavily in these efforts in the future. There can be no assurance that Remedy will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and customer requirements, or that Remedy will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If Remedy is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, Remedy's business, operating results and financial condition will be seriously harmed. If the new products currently being developed by Remedy do not achieve market acceptance or are not released when expected, its business, operating results and financial condition will be seriously harmed.

REMEDY'S SUCCESS DEPENDS ON RETAINING ITS CURRENT KEY PERSONNEL AND ATTRACTING AND RETAINING ADDITIONAL KEY PERSONNEL.

     Remedy's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom are bound by an employment agreement. The loss of the services of one or more of its current executive officers could seriously harm its business, operating results and financial condition. Remedy employees may question their role with the combined company following completion of the merger. If this occurs, Remedy may experience an increase in attrition over historical rates. Remedy's future success also depends upon its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, particularly in the competitive employment market of the Silicon Valley in California where the majority of Remedy's workforce is located, and there can be no assurance that it can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. In particular, if Remedy is to achieve significant revenue growth in the future, it must continue to hire additional sales personnel. Competition for such personnel is intense, and there can be no assurance that Remedy can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales persons in the future. In the past, Remedy has experienced difficulty in recruiting a sufficient number of qualified sales persons. Any failure of Remedy to attract and retain such qualified employees could seriously harm its business, operating results and financial condition.

REMEDY CAN HAVE A LONG SALES CYCLE, WHICH MAKES THE PREDICTION OF OPERATING RESULTS DIFFICULT.

     Historically, Remedy made a significant number of its sales to a department or a division of an organization. If the implementation was successful at the departmental or divisional level, Remedy then attempted to make additional sales into the organization either by selling other applications to the department or division of the organization that made the initial purchase, or alternatively, by selling to other departments or divisions of the organization. Over the past several years, Remedy has also attempted to sell its products at the organizational level, in which case a company would often buy multiple Remedy products or multiple applications of the Remedy Action Request System and deploy the products or applications throughout the organization. These organizational transactions typically are larger in size than Remedy's department or divisional sales and take longer to complete. For the quarter ended June 30, 2001, Remedy's sales at the organizational level were significantly below its expectations.

     Organizational customers often deploy Remedy's products in business critical operations, which involve significant capital and management commitments, by such customers. These customers generally commit significant resources to an evaluation of available enterprise software and require Remedy to expend substantial time, effort and money. Sales of Remedy's products to these customers require an extensive sales effort throughout a customer's organization, because decisions to purchase the products generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including factors over which Remedy has little or no control, may cause these potential customers to favor a particular supplier or to delay or forego a purchase. As a result of these or other factors, the sales cycle for Remedy's products is relatively long when selling at the organizational level, typically ranging between three and nine months.

     As a result of the length of the sales cycle and the significant selling expenses resulting from selling at the organizational level, Remedy's ability to forecast the timing and amount of specific sales is limited, and the delay or failure to complete one or more large transactions to which Remedy has devoted significant resources could seriously harm Remedy's business, operating results or financial condition and could cause significant variations in its operating results from quarter to quarter. In addition, many organizational customers have significantly decreased their spending because of the dramatic slowdown in the technology sector. Reduced spending has and may continue to impact Remedy's customers' decisions to purchase Remedy's products, which has and could continue to seriously harm Remedy's business, financial condition and results of operations.

REMEDY INTENDS TO RELY ON THIRD PARTIES TO IMPLEMENT ITS PRODUCTS IN SOME CUSTOMERS.

     Remedy relies on third-party implementation providers, including integration consulting firms and other consultants, to assist with the implementation of its products in organizational customers and in the training of personnel within such customers, in order to meet the demand for implementation of its product from these customers. Remedy's operating margins may be lower as a result of the higher expenses associated with engaging such third party service providers. In addition, if Remedy is unable to establish and maintain effective, long-term relationships with its implementation providers, or if these providers do not meet the needs or expectations of its organizational customers, its business would be seriously harmed.

REMEDY RELIES ON INDIRECT MARKETING CHANNELS FOR A SIGNIFICANT PERCENTAGE OF ITS TOTAL SALES.

     An integral part of Remedy's strategy is to continue to develop the marketing channels of value-added resellers, system integrators and independent software vendors. Value added resellers, system integrators and independent software vendors accounted for approximately 44% of Remedy's total revenue in the six-month period ended June 30, 2001 and approximately 47% of its total revenue in 2000. If these marketing channels increase as a percentage of sales, Remedy's operating margins may be seriously harmed due to the lower unit prices that Remedy receives when selling through indirect channels.

     There can be no assurance that Remedy will be able to attract value added resellers, system integrators and independent software vendors that will be able to market Remedy's products effectively and will be qualified to provide timely and cost-effective customer support and service. In addition, Remedy's agreements with its value added resellers, system integrators and independent software vendors are not exclusive and in many cases may be terminated by either party without cause, and many of Remedy's value added resellers, system integrators and independent software vendors carry competing product lines. Therefore, there can be no assurance that any value added resellers systems integrators and independent software vendors will continue to represent Remedy's products, and the inability to recruit, or the loss of important value added resellers, system integrators and independent software vendors could seriously harm Remedy's results of operations.

IF REMEDY CONTINUES TO EXPAND ITS INTERNATIONAL OPERATIONS ITS OPERATING MARGINS MAY DECREASE.

     International sales represented approximately 37% of Remedy's revenue in the six months ended June 30, 2001 and approximately 38% of Remedy's revenue for the year ended December 31, 2000. Remedy currently has nineteen international wholly owned subsidiaries, which primarily function as sales offices, and are located in the United Kingdom, Ireland, Canada, Germany, France, Spain, Italy, The Netherlands, Sweden, Singapore, Australia, Japan, Hong Kong, Brazil, Mexico, Argentina and Switzerland. One of Remedy's strategies is to continue to expand its existing international operations and enter additional international markets, which will require significant management attention and financial resources. Traditionally, international operations are characterized by higher operating expenses and lower operating margins. As a result, if Remedy's international revenues increase as a percentage of total revenue, its operating margins may be seriously harmed. Costs associated with international expansion include the establishment of additional foreign offices, the hiring of additional personnel, the localization and marketing of its products for particular foreign markets and the development of relationships with additional international service providers. If Remedy's international revenue is not adequate to offset the expense of expanding foreign operations, its business, operating results or financial condition could be seriously harmed.

REMEDY'S INTERNATIONAL OPERATIONS EXPOSE IT TO NUMEROUS RISKS.

     Remedy's international operations are subject to risks inherent in international business activities and generally include:

     - unexpected changes in regulatory requirements, tariffs and other trade barriers;

     - difficulties cultivating product acceptance in foreign countries;

     - longer accounts receivable payment cycles;

     - difficulties in managing international operations;

     - potentially adverse tax consequences including restrictions on the repatriation of earnings;

     - the burdens of complying with a wide variety of foreign laws;

     - currency exchange rates fluctuations; and

     - general economic conditions and political instability in foreign countries.

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

REMEDY'S ABILITY TO COMPETE EFFECTIVELY MAY BE ADVERSELY AFFECTED IF IT IS UNABLE TO PROTECT ITS PROPRIETARY TECHNOLOGY.

     Remedy's success is heavily dependent upon proprietary technology. Remedy relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. It seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Remedy presently has two patent applications pending. Remedy does not know whether any of its pending or future patent applications will result in the issuance of patents. To the extent patents have been issued or will be issued, Remedy does not know whether these patents will be subject to further proceedings limiting their scope, will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated.

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

     Remedy may have to resort to litigation to protect its intellectual property rights, to protect any issued patents, its trade secrets or know-how or to determine their scope validity or enforceability. Enforcing or defending its proprietary technology is expensive, could cause the diversion of its resources, and may not prove successful. Remedy's protective measures may prove inadequate to protect its proprietary rights, and any failure to enforce or protect its rights could adversely affect Remedy's ability to compete effectively.

NEW VERSIONS AND RELEASES OF REMEDY'S PRODUCTS MAY CONTAIN ERRORS.

     Software products as complex as those offered by Remedy may contain undetected errors or failures when first introduced or when new versions are released. Remedy has in the past discovered software errors in certain of its new products and enhancements after their introduction and has experienced delays or lost revenue during the period required to correct these errors. Although Remedy has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by Remedy and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could seriously harm Remedy's business, operating results and financial condition.

REMEDY MAY BE SUBJECT TO INFRINGEMENT AND PRODUCT LIABILITY CLAIMS THAT, WITH OR WITHOUT MERIT, COULD BE COSTLY TO DEFEND OR SETTLE.

     Remedy is not aware that any of its products infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not claim infringement by Remedy with respect to current or future products. Remedy expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Remedy to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to Remedy or at all, which could seriously harm its business, operating results and financial condition.

     In addition, because Remedy's customers use its products and services to manage their business processes and customer relationships, any errors, defects or other performance problems in Remedy's products and services could result in financial or other damages to Remedy's customers. Although Remedy has not experienced any product liability claims to date, the sale and support of products by Remedy may entail the risk of such claims. Remedy's license agreements with its customers typically contain provisions designed to limit its exposure to potential product liability claims. In selling its products, Remedy relies primarily on "shrink wrap" (out-of-the-box or off-the-shelf sales) and "click wrap" (electronic sales transmitted via the internet) licenses that are not signed by licensees and, therefore, it is possible that such licenses may be unenforceable under the laws of some jurisdictions. For these and other reasons, it is possible that the limitation of liability provisions contained in its license agreements may not be effective. A product liability claim brought against Remedy, even if not successful, would likely be time consuming and costly and could seriously harm Remedy's business.

     A successful product liability claim brought against Remedy could seriously harm Remedy's business, operating results and financial condition.

THE CONVERSION OF EUROPEAN CURRENCIES INTO THE EUROPEAN UNION'S COMMON CURRENCY COULD HARM REMEDY'S BUSINESS.

     Remedy is aware of the issues associated with the changes in Europe aimed at forming a European Economic and Monetary Union. On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. On that day, the Euro became a functional legal currency within these countries and over the next three years, business in the European Economic and Monetary Union member states will be conducted in both the existing national currency and the Euro. As a result, companies operating in or conducting business in European Economic and Monetary Union member states need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the legacy currencies, so that the legacy currencies will no longer be legal tender for any transactions, making the conversion to the Euro complete. Remedy recognizes that by January 1, 2002, all its customers in the participating countries in Europe will need to have converted all the values in their databases to the Euro, having previously reflected all values in the appropriate local currencies. At this time, it is not possible to summarize the potential costs associated with addressing any Euro conversion issues and there can be no assurance that these issues and their related costs will not seriously harm Remedy's business, operating results and financial position.

     For additional risks related to the combined entity following the closing of the merger between Peregrine and Remedy, please see the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 3, 2001 (Registration Statement No. 333-64458).

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

     FOREIGN CURRENCY RISK. Remedy transacts business in various foreign currencies, primarily in Europe. As some revenues are denominated in currencies other than U.S. dollars, Remedy will be subject to the risks associated with foreign exchange rate fluctuations. In addition, an increase in the value of the U.S. dollar relative to foreign currencies could make its products more expensive and, therefore, potentially less competitive in those markets. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, Remedy hedges a portion of its foreign currency exposures anticipated over the ensuing twelve month period. In the fourth quarter of 1999, Remedy began invoicing in currencies other than U.S. dollars, and as a result, it has entered into hedging activities in order to minimize the exposure of the United States Dollar ("USD") value of foreign currency denominated sales. Remedy does not enter into any derivative transactions for speculative purposes, and its derivative financial instruments should not subject it to material risk due to exchange rate movements because gains and losses on these contracts should offset losses and gains on the transactions being hedged. In the future, more of its revenues may be denominated in currencies other than U.S. dollars and, as a result, Remedy's exposure in the future may fluctuate depending upon the nature and success of the hedging activities. Accordingly, due to the substantial volatility of foreign exchange rates, Remedy's business, operating results or financial condition could be seriously harmed.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 24, 2001, the Annual Meeting of Stockholders of Remedy Corporation was held in Mountain View, California. Of the 30,308,306 shares outstanding as of March 30, 2000, the record date, holders of 28,803,780 shares were present or represented by proxy at the meeting.

     An election of directors was held, with the following individuals being elected to the Board of Directors of the Company:

Lawrence L. Garlick............  (26,764,943 votes for, 2,038,837 votes withheld)
David A. Mahler................  (27,699,138 votes for, 1,104,642 votes withheld)
Harvey C. Jones, Jr. ..........  (27,706,441 votes for, 1,097,339 votes withheld)
John F. Shoch..................  (28,497,193 votes for, 306,587 votes withheld)
Sheri Anderson.................  (27,705,336 votes for, 1,098,444 votes withheld)
John Olsen.....................  (27,702,071 votes for, 1,101,709 votes withheld)

     Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

     1. To approve amendment to the Employee Stock Purchase Plan, including an increase to the number of shares available, as described in the proxy statement. (22,877,060 votes in favor, 4,347,712 votes opposed, 1,579,008 votes abstaining).

     2. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2001. (28,588,198 votes in favor, 170,065 votes opposed, 45,517 votes abstaining).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        2.1 Agreement and Plan of Merger and Reorganization, dated as of June 10, 2001, by and among Peregrine Systems, Inc., Rose
             Acquisition Corporation and Remedy Corporation.*

     (b) Reports on Form 8-K

        A current report on Form 8-K was filed with the Securities and Exchange Commission by Remedy on June 13, 2001 with respect to the Agreement and Plan of Merger and Reorganization, dated as of June 10, 2001, by and among Peregrine Systems, Inc., Rose Acquisition Corporation and Remedy Corporation.
---------------
* Incorporated by reference from the Exhibits to Remedy Corporation's Form 8-K, dated June 13, 2001.

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

Dated: July 31, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT TITLE
-------                           -------------
  2.1      Agreement and Plan of Merger and Reorganization, dated as of
           June 10, 2001, by and among Peregrine Systems, Inc., Rose
           Acquisition Corporation and Remedy Corporation.*

---------------
* Incorporated by reference from the Exhibits to Remedy Corporation's Form 8-K, dated June 13, 2001.